Form 10-Q
period 1998-08-31
CYBERIAN OUTPOST INC
filed 1998-10-15
CIK 1041712

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q
(MARK ONE)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-24659

                               ----------------

                            CYBERIAN OUTPOST, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       06-1419111
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

           27 NORTH MAIN STREET-PO BOX 636, KENT, CONNECTICUT 06757
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                                      (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (860) 927-2050

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  As of September 30, 1998, the registrant had 22,077,133 shares of common stock, par value $.01 per share, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     CYBERIAN OUTPOST, INC. AND SUBSIDIARY

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
 PART I--FINANCIAL INFORMATION:
    Item 1. Consolidated Financial Statements:
            Consolidated Balance Sheets, August 31, 1998 (Unaudited)
             and February 28, 1998...................................      3
            Consolidated Statements of Operations, Three and Six
             Months Ended August 31, 1998 (Unaudited) and August 31,
             1997 (Unaudited)........................................      4
            Consolidated Statements of Cash Flows, Six Months Ended
             August 31, 1998 (Unaudited) and August 31, 1997
             (Unaudited).............................................      5
            Notes to Consolidated Financial Statements (Unaudited)...      6
    Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................      7
 PART II--OTHER INFORMATION
    Item 2. Changes in Securities and Use of Proceeds................     12
    Item 4. Submission of Matters to a Vote of Security Holders......     12
    Item 6. Exhibits and Reports on Form 8-K.........................     13
 SIGNATURES...........................................................    14
 Exhibit 11 Computation of Loss Per Share

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CYBERIAN OUTPOST, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       AUGUST 31,  FEBRUARY 28,
                                                          1998         1998
                                                       ----------- ------------
                                                       (UNAUDITED)
                        ASSETS
Current Assets:
  Cash and cash equivalents...........................  $ 70,098     $  7,325
  Accounts receivable, less allowance for doubtful
   accounts of $133 as of August 31, 1998 and $47 as
   of February 28, 1998...............................     1,945          474
  Inventories.........................................     2,345        1,411
  Prepaid expenses and other current assets...........     2,008           98
                                                        --------     --------
    Total current assets..............................    76,396        9,308
Property and equipment, net...........................     2,734        1,612
Other assets..........................................       211           20
                                                        --------     --------
    Total assets......................................  $ 79,341     $ 10,940
                                                        ========     ========
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Notes payable.......................................  $    --      $  2,750
  Current portion of capital lease obligations........       149          108
  Accounts payable....................................     2,010        3,420
  Accrued expenses....................................     3,320        2,206
  Other current liabilities...........................       134          --
                                                        --------     --------
    Total current liabilities.........................     5,613        8,484
  Capital lease obligations, excluding current
   portion............................................       132          136
                                                        --------     --------
    Total liabilities.................................     5,745        8,620
Redeemable Series C convertible preferred stock.......       --         5,991
Stockholders' equity (deficit):
Preferred stock.......................................       --         2,614
Common stock..........................................       221           67
Additional paid-in capital............................    91,953        2,450
Accumulated deficit...................................   (18,578)      (8,802)
                                                        --------     --------
    Total stockholders' equity (deficit)..............    73,596       (3,671)
                                                        --------     --------
    Total liabilities and stockholders' equity
     (deficit)........................................  $ 79,341     $ 10,940
                                                        ========     ========

          See accompanying notes to consolidated financial statements.

                     CYBERIAN OUTPOST, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                            AUGUST 31,          AUGUST 31,
                                        -------------------- -----------------
                                          1998       1997      1998     1997
                                        ---------  --------- --------  -------
                                        ---------  --------  --------  -------
Net sales.............................  $  17,033  $  4,622  $ 28,594  $ 8,511
Cost of sales.........................     15,355     4,146    25,874    7,687
                                        ---------  --------  --------  -------
  Gross profit........................      1,678       476     2,720      824
Operating expenses:
  Sales and marketing.................      5,303       760     9,312    1,228
  General and administrative..........      1,305       438     2,027      740
  Technology and development..........        993       122     1,589      416
                                        ---------  --------  --------  -------
    Total operating expenses..........      7,601     1,320    12,928    2,384
  Operating loss......................     (5,923)     (844)  (10,208)  (1,560)
Other income, net.....................        363         6       496      --
                                        ---------  --------  --------  -------
  Net loss before taxes...............     (5,560)     (838)   (9,712)  (1,560)
Provision for taxes...................        (60)      --        (64)     --
  Net loss............................  $  (5,620)     (838) $ (9,776) $(1,560)
Accretion of premium on preferred
 stock................................        (90)      --       (210)     --
Dividends applicable to preferred
 stockholders.........................       (257)      --       (613)     --
                                        ---------  --------  --------  -------
  Net loss applicable to common
   stockholders.......................  $ ( 5,967)     (838) $(10,599) $(1,560)
Basic and diluted net loss per share..  $   (0.50) $  (0.13) $  (1.13) $ (0.24)
Weighted average shares outstanding...     12,036     6,680     9,358    6,587
Pro forma basic and diluted net loss
 per share............................  $   (0.29)  $ (0.10) $  (0.54) $ (0.21)
Pro forma weighted average shares
 outstanding..........................     19,429     8,213    18,139    7,344


          See accompanying notes to consolidated financial statements.

                     CYBERIAN OUTPOST, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                           SIX MONTHS ENDED
                                                              AUGUST 31,
                                                        -----------------------
                                                           1998        1997
                                                        ----------- -----------
                                                        (UNAUDITED) (UNAUDITED)
Cash flows from operating activities:
 Net loss..............................................  $ (9,776)    $(1,560)
 Adjustments to reconcile net loss to net cash used by
  operating activities:
 Depreciation and amortization.........................       318          59
 Issuance of common stock options to employees.........       277         --
 Issuance of common stock awards.......................       --          245
 Issuance of common stock for services.................       --           14
 Provision for doubtful accounts.......................        93          80
 (Increase) decrease in operating assets:
  Accounts receivable..................................    (1,563)        (96)
  Inventories..........................................      (934)       (445)
  Prepaid expenses and other assets....................    (2,102)        (25)
 Increase (decrease) in operating liabilities:
  Accounts payable.....................................    (1,411)        268
  Accrued expenses.....................................     1,249          53
                                                         --------     -------
   Net cash used by operating activities...............   (13,849)     (1,407)
                                                         --------     -------
Cash flows from investing activities:
 Purchases of property and equipment                       (1,321)       (158)
                                                         --------     -------
   Net cash used by investing activities...............    (1,321)       (158)
                                                         --------     -------
Cash flows from financing activities:
 Proceeds from borrowings of notes payable.............       --          500
 Repayment of notes payable............................    (2,000)       (200)
 Repayment of capital lease obligations................       (82)         (6)
 Proceeds from issuance of common stock warrants.......       545         166
 Proceeds from issuance of redeemable preferred
  stock................................................    13,658       1,449
 Proceeds from issuance of common stock in initial
  public offering......................................    65,822         --
                                                         --------     -------
   Net cash provided by financing activities...........    77,943       1,909
                                                         --------     -------
Net increase in cash and cash equivalents..............    62,773         344
Cash and cash equivalents at the beginning of period...     7,325          41
                                                         --------     -------
Cash and cash equivalents at the end of period.........  $ 70,098     $   385
                                                         ========     =======
Supplemental disclosure of cash paid for interest and
 taxes:
 Interest..............................................  $     33     $     2
                                                         ========     =======
 Taxes.................................................  $      4     $   --
                                                         ========     =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

  During the six months ended August 31, 1998, the Company (i) increased the Redeemable Series C Convertible Preferred Stock and decreased additional paid-in capital by $823 to record accumulated dividends of $613 and accretion of $210 on the Redeemable Series C Convertible Preferred Stock, (ii) acquired office equipment by incurring capital lease obligations of $120, (iii) converted the $750 debenture into 163 shares of Series B Convertible Preferred Stock, and (iv) converted all Redeemable and Convertible Preferred Stock to common stock effective on the initial public offering date.

  During the six months ended August 31, 1997, the Company issued shares of Series A Convertible Preferred Stock with an aggregate market value of $500 to several investors as full repayment on notes payable with a balance of $500.

                     CYBERIAN OUTPOST, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                AUGUST 31, 1998

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended August 31, 1998 are not necessarily indicative of the results that may be expected for the year ending February 28, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's prospectus dated July 31, 1998, comprising part of the Company's Registration Statement on Form S-1 filed with the Securitites and Exchange Commission.

2. The Company completed an initial public offering of its common stock on July 31, 1998 (the "IPO"). A total of 4,000,000 shares of common stock were sold by the Company to the public at a price of $18.00 per share. The underwriting discount was $1.26 per share. The net proceeds after the underwriting discount and other IPO expenses were $65,822,000. Concurrent with the IPO, all of the shares of the Company's Redeemable Series C Convertible Preferred Stock, and Series A and Series B Convertible Preferred Stock (the "Convertible Stock"), were converted into shares of the Company's common stock at a ratio of three shares of common stock for each share of preferred stock. As such, the 3,778,949 shares of preferred stock outstanding were converted into 11,336,847 shares of common stock.

3. Net loss per share is presented under Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). In accordance with the pronouncement, the net loss applicable to common stockholders includes the accretion of and dividends on the redeemable convertible preferred stock through the date of conversion to common stock. Weighted average shares outstanding includes the common stock resulting from the conversion of the Convertible Stock from the date of conversion through the end of the period.

   Pro forma net loss per share has been computed under FAS 128, except that it reflects the conversion of the Convertible Stock as of the beginning of the earliest period presented or date of issuance, whichever is later. Therefore, the pro forma net loss per share does not include the accretion of or dividends on the redeemable convertible preferred stock. The pro forma weighted average shares outstanding includes the common stock resulting from the conversion of the Convertible Stock as of the beginning of the earliest period presented or the date of issuance, whichever is later.

4. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Company adopted FAS 130 as of March 1, 1998. There was no impact to the Company as a result of the adoption of FAS 130, as there is no difference between the Company's net loss reported and the comprehensive net loss as under FAS 130 for the periods presented.

                     CYBERIAN OUTPOST, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto, of the Company included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words "believe," "anticipates," "intends," "plans," "estimates," and similar expressions are forward looking statements. Such forward looking statements contained herein are based on current expectations. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the "Forward Looking Statements" section of this Management's Discussion and Analysis of Financial Condition and Results of Operation and also the potential risks and uncertainties set forth in the "Overview" section hereof and in the "Risk Factors" section of the Company's final prospectus dated July 31, 1998, comprising a part of the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission. Except as required by law, the Company undertakes no obligations to update any forward looking statements. Readers should also carefully consider the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission.

OVERVIEW

  Cyberian Outpost is a leading global Internet-only retailer of computer hardware, software and peripheral products to the consumer and small office/home office marketplace. With more than 140,000 SKUs, Cyberian Outpost offers an online "superstore" at www.outpost.com that provides one-stop shopping for domestic and international customers, 24 hours a day, seven days a week. The Company's online store features a fun, easy to navigate interface, competitive pricing, extensive product information and powerful search capabilities.

  Although the Company has grown rapidly since its inception in 1995, it continues to incur significant net losses. The Company believes that in order to continue its growth and expansion, operating expenses will increase as a result of the financial commitments required to further develop multiple marketing channels and enhance its Web site features and functionality. As such, the Company expects to continue to incur increasing losses and generate negative cash flows from operations for the near term. Since computer retailers typically have low product gross margins, the Company's ability to achieve profitability is dependent upon its ability to substantially increase net sales. To the extent that the Company's marketing efforts do not result in significantly higher net sales, the Company will be materially adversely affected. There can be no assurance that sufficient revenues will be generated from the sale of the Company's products to enable the Company to reach or maintain profitability on a quarterly or annual basis. Although the Company has experienced significant revenue growth since inception, such growth rates are not sustainable at historic levels. In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company believes that period-to-period comparisons of its operating results, including the Company's gross profit and operating expenses as percentage of net sales, are not necessarily meaningful and should not be relied upon as an indication of future performance.

  The Company anticipates that international sales will continue to represent a significant portion of its overall revenue. The Company's international sales are denominated in U.S. dollars and, therefore, those sales are not affected by foreign currency translation. However, foreign currency fluctuations may affect demand for the Company's products. In addition, international sales are subject to diverse market factors such as the economic conditions of a given country or region.

  Cyberian Outpost believes that the key factor affecting its long-term financial success is its ability to attract and retain customers in a cost effective manner. Currently, the Company seeks to expand its customer base and encourage repeat buying through multiple domestic and international sales and marketing programs. Such programs include: (i) brand development, (ii) online and offline marketing and promotional campaigns, (iii) linking programs with targeted Web sites and (iv) personalized direct marketing programs designed to generate repeat sales from existing customers. Cyberian Outpost recently accelerated its marketing campaign and entered into strategic alliances with Internet content providers and portal sites. Accordingly, the Company has marketing agreements with companies such as America Online, Lycos-Bertelsmann, StarMedia, c|net, Excite, WebCrawler, theglobe.com, MetaCrawler, USA Today Online and Time Inc. New Media, operator of the Pathfinder Network.

  The Company expects to experience significant fluctuations in its future operating results due to a variety of factors, many of which are outside the Company's control. Factors that may affect the Company's operating results include the frequency of new product releases, success of strategic alliances, mix of product sales and seasonality of sales typically experienced by retailers. Sales in the computer retail industry are significantly affected by the release of new products. Infrequent or delayed new product releases, when they occur, negatively impact the overall growth in computer retail sales. Gross profit margins for hardware, software and peripheral products vary widely, with computer hardware generally having the lowest gross profit margins. While the Company has some ability to affect its product mix through effective upselling of high margin products, the Company's sales mix will vary from period to period and its gross margins will fluctuate accordingly.

RESULTS OF OPERATIONS: THREE AND SIX MONTHS ENDED AUGUST 31, 1998 AND 1997

  Net Sales: Net sales are comprised of product sales, net of returns and allowances, and advertising revenue derived from hardware manufacturers and software publishers that pay for promotional placements on the Company's Web site. Product sales are comprised of computer hardware, software and peripherals. Net sales increased by $20.1 million from $8.5 million in the six months ended August 31, 1997 to $28.6 million in the six months ended August 31, 1998. This increase in net sales was primarily a result of increases in the Company's customer base and repeat purchases from existing customers.

  Net sales increased by $12.4 million from $4.6 million for the quarter ended August 31, 1997 to $17.0 million for the quarter ended August 31, 1998 primarily due to increases in the Company's customer base and repeat purchases from existing customers.

  Revenues from advertising and other sources in the three and six-months ended August 31, 1998 and 1997, respectively, were not material.

  Cost of Sales: Cost of sales consists of the cost of the merchandise sold by the Company. Cost of sales increased $18.2 million from $7.7 million in the six months ended August 31, 1997 to $25.9 million in the six months ended August 31, 1998. This increase was primarily the result of an increase in product sales volume. The Company's gross profit increased by $1.9 million from $824,000 in the six months ended August 31, 1997 to $2.7 million in the six months ended August 31, 1998 as a result of the Company's growth in revenues. As a percentage of net sales, the Company's gross margin was 9.7% and 9.5% in the six months ended August 31, 1997 and August 31, 1998, respectively.

  Cost of sales increased $11.2 million from $4.1 million for the quarter ended August 31, 1997 to $15.4 million for the quarter ended August 31, 1998 primarily due to the increase in sales volume. Gross margin was 10.3% and 9.9% for the quarters ended August 31, 1997 and August 31, 1998, respectively.

  Sales and Marketing: Sales and marketing expenses consist primarily of fees paid to strategic partners, advertising and promotion costs, sales, marketing and customer service personnel and related expenditures, as well as direct selling expenses. Sales and marketing expenses increased by $8.1 million from $1.2 million in the six months ended August 31, 1997 to $9.3 million in the six months ended August 31, 1998. As a percentage of net sales, sales and marketing expense increased from 14.4% in the six months ended August 31, 1997 to 32.6%
in the six months ended August 31, 1998. The increase was primarily a result of costs associated with fixed monthly advertising and placement fees paid to strategic partners, increased warehouse, shipping and related costs, increased advertising and promotion costs related to building brand recognition and increasing sales, and the growth in sales and marketing staff.

  Sales and marketing expenses increased by $4.5 million from $760,000 for the quarter ended August 31, 1997 to $5.3 million for the quarter ended August 31, 1998. As a percentage of net sales, sales and marketing expense increased from 16.4% for the quarter ended August 31, 1997 to 31.1% for the quarter ended August 31, 1998. The increase was primarily a result of costs associated with fixed monthly advertising and placement fees paid to strategic partners, increased warehouse, shipping and related costs, increased advertising and promotion costs related to building brand recognition and increasing sales, and the growth in sales and marketing staff. The Company intends to pursue more branding and advertising campaigns and may enter into other marketing alliances and, as a result, may experience substantial increases in its sales and marketing expenses in future periods.

  General and Administrative: General and administrative expense includes administrative, finance and purchasing personnel and related costs, general office and depreciation expenses, as well as professional fees. General and administrative expense increased by $1.3 million from $740,000 in the six months ended August 31, 1997 to $2.0 million in the six months ended August 31, 1998. The dollar increase in general and administrative expense was due to increases in both executive and administrative personnel, office expenses associated with such personnel, depreciation and professional fees. As a percentage of net sales, general and administrative expense decreased from 8.7% in the six months ended August 31, 1997 to 7.1% in the six months ended August 31, 1998. This percentage decrease was due to the Company's ability to increase revenue without a commensurate increase in corporate expenses.

  General and administrative expense increased by $867,000 from $438,000 for the quarter ended August 31, 1997 to $1.3 million for the quarter ended August 31, 1998. The dollar increase in general and administrative expense was due to the growth in executive and administrative personnel, office expenses associated with such growth, depreciation and professional fees. As a percentage of net sales, general and administrative expense decreased from 9.5% for the quarter ended August 31, 1997 to 7.7% for the quarter ended August 31, 1998. This percentage decrease was due to the Company's ability to increase revenue without a commensurate increase in corporate expenses. The Company anticipates that general and administrative expense will continue to increase in absolute dollars, due to growth in management personnel and administrative infrastructure, as well as other costs associated with becoming a publicly-held company.

  Technology and Development: Technology and development expense includes systems personnel and related costs, software support, technology development costs and Web site hosting and communications expenditures. Technology and development expense increased by $1.2 million from $416,000 in the six months ended August 31, 1997 to $1.6 million in the six months ended August 31, 1998. As a percentage of net sales, technology and development expense increased from 4.9% in the six months ended August 31, 1997 to 5.6% in the six months ended August 31, 1998. The increase in technology and development expense was primarily a result of increases in systems personnel to maintain the Company's Web site and technology infrastructure, as well as systems and software upgrades and enhancements required to support the growth in visitors to the Company's Web site. The Company anticipates that technology and development expense will increase in fiscal 1999 in absolute dollars due to growth in staffing and systems support.

  Technology and development expense increased by $871,000 from $122,000 for the quarter ended August 31, 1997 to $993,000 for the quarter ended August 31, 1998. As a percentage of net sales, technology and development expense increased from 2.6% for the quarter ended August 31, 1997 to 5.8% for the quarter ended August 31, 1998. The increase in technology and development expense was primarily a result of increases in personnel and systems and software purchases, upgrades and enhancements.

  Other Income Net: Other income, net consists of interest income earned by the Company on short-term investments and overnight investments of its cash balances in money market accounts offset by interest expense attributable to lease financing agreements. Other income, net increased to income of $496,000 in the six months ended August 31, 1998. There was no other income in the six months ended August 31, 1997. This change was primarily a result of interest income from short-term investment of the Company's cash balances resulting from the Company's sale of its Redeemable Series C Convertible Preferred Stock and common shares through the initial public offering.

  Other income, net increased by $357,000 from $6,000 for the quarter ended August 31, 1997 to $363,000 for the quarter ended August 31, 1998. This change was primarily a result of interest income from short-term investment of the Company's cash balances resulting from the Company's sale of its Redeemable Series C Convertible Preferred Stock and common shares through its initial public offering on July 31, 1998. All Preferred Stock shares were converted to common stock when the Company completed its initial public offering.

  Net Loss: As a result of the foregoing factors, the Company incurred a net loss of $9.8 million and $5.6 million for the six-months and three-months ended August 31, 1998, respectively.

  Income Taxes: Income taxes of $64,000 and $60,000 were provided for in the six-months and three-months ending August 31, 1998, respectively. There was no provision for income taxes recorded in fiscal 1997. The income tax provision in fiscal 1998 represents the anticipated payment for State of Connecticut Corporation Tax on Capital. The change results from the increase in net worth generated by the Company's sale of common stock in its initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

  The Company used $13.8 million in cash to fund operations during the six-months ended August 31, 1998. Cash used in operating activities resulted primarily from the net loss for the six months ended August 31, 1998, increases in accounts receivable, inventories and prepaid expenses and other assets, and the net decrease in accounts payable and accrued expenses.

  The Company used $1.3 million in cash for investing activities during the six months ended August 31, 1998 to purchase property and equipment.

  The Company generated $77.9 million in cash from financing activities during the six months ended August 31, 1998. Financing activities included $65.8 million of net proceeds from the issuance of common stock in an initial public offering and $13.7 million from the sale of shares of Redeemable Series C Convertible Preferred Stock. These amounts were offset by repayment of notes payable of $2.0 million.

  As of August 31, 1998, the Company had $70.1 million in cash and cash equivalents compared to $7.3 million as of February 28, 1998. As of August 31, 1998, the Company's material capital commitments consisted of $281,000 in obligations outstanding under capital leases. The Company plans to expend approximately $1.9 million in fiscal 1999 in conjunction with the expansion of the Company's headquarters location.

  On July 7, 1998, the Company entered into a $2.0 million "flooring" credit agreement with Deutsche Financial Services Corporation ("DFS") pursuant to which DFS may, at its option, extend credit to the Company from time to time to purchase inventory from DFS approved vendors or for other purposes. Under this agreement the Company can purchase inventory from certain vendors and elect to have these vendors invoice DFS instead of the Company. DFS pays this invoice and in turn bills the Company on a periodic basis throughout the month. If the Company pays this note within 30 days, it pays no interest. If the note remains outstanding after 30 days, the Company must pay a .25% fee and interest accrues at a variable rate based on the prime rate plus 2.5%. If the note remains outstanding after 181 days, interest begins to accrue at the prime rate plus 6.5%. As of August 31, 1998, the Company has an outstanding balance of $95,000 under this facility. The credit agreement is secured by all of the Company's assets and the pledge of a $500,000 certificate of deposit.

  The Company believes that the net proceeds from the initial public offering will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If available cash and cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

  As of February 28, 1998, the Company had a net operating loss ("NOL") carryforward of approximately $7.3 million, which begins to expire in February 2011. The utilization of the NOL carryforward will be limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in ownership in excess of 50%.

YEAR 2000

  The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in order processing, inventory management, distribution, financial business systems and various administrative functions. The Company is currently conducting a comprehensive audit of its internal software applications to determine that it contains source code that is able to interpret appropriately the upcoming calendar year 2000. Concurrently, the Company is also conducting a survey of its third party suppliers as to the Year 2000 compliance of their systems. The Company anticipates that these audits will be completed by the second calendar quarter of 1999. Failure by the Company to make any required modifications to make such software "Year 2000" compliant could result in systems interruptions or failures that could have a material adverse effect on the Company's business including the inability to process and ship orders, to collect credit card payments and to provide effective customer service. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues. The Company does not anticipate that it will incur material expenses to make its computer software programs and operating systems "Year 2000" compliant. However, there can be no assurance that unanticipated costs necessary to update software, or potential systems interruptions, will not exceed the Company's present expectations and have a material adverse effect on the Company's business, prospects, financial condition and results of operations. In addition, failure by key service providers to the Company, such as its contract warehouse and the Company's Web hosting service provider, to make their respective computer software programs and operating systems "Year 2000" compliant could have a material adverse effect on the Company. The Company intends to establish a contingency plan for potential "Year 2000" problems upon completion of the audits described above.

FORWARD-LOOKING STATEMENTS

  This report may contain forward-looking statements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects: results of operations, customer growth and retention; expansion of systems capacity and development of technology; losses or earnings; operating expenses, including, without limitation, marketing expense and technology and development expense; revenue growth; and international sales. The Company cautions investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, the Company's limited operating history, unpredictability of future revenues and operating results, the continued growth of online commerce, risks associated with international sales, system failure and capacity constraints and competitive pressures. For further information, refer to the more specific factors and uncertainties discussed throughout this report.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. NOT APPLICABLE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  On July 31, 1998, in connection with the Company's initial public offering, a Registration Statement on Form S-1 (No.333-55819) was declared effective by the Securities and Exchange Commission, pursuant to which 4,000,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $18.00 per share, generating gross offering proceeds of $72.0 million. The managing underwriters were BT Alex. Brown, NationsBanc Montgomery Securities LLC and Dain Rauscher Wessels. After deducting approximately $5.0 million in underwriting discounts and $1.2 million in other related expenses, the net proceeds to the Company were approximately $65.8 million. The proceeds have been invested in short-term, investment-grade, interest-bearing securities.

  The Company intends to use approximately $5.25 million of the net proceeds for capital expenditures associated with technology and systems upgrades and expansion of the Company's headquarters. The Company has no specific plan at this time for use of the remaining proceeds and expects to use such proceeds for working capital and general corporate purposes including the payment of sales and marketing expenses. The Company may, when the opportunity arises, use an unspecified portion of the net proceeds to acquire or invest in complementary businesses, products and technologies. From time to time, in the ordinary course of business, the Company expects to evaluate potential acquisitions of such businesses, products or technologies. However, the Company has no present understandings, commitments or agreements with respect to any material acquisition.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On June 12, 1998, the sole stockholder of the Company, Cyberian Outpost, Inc., a Connecticut corporation ("Cyberian Connecticut"), acted by written consent in lieu of a special meeting to adopt a plan and agreement of merger, pursuant to which Cyberian Connecticut would reincorporate as a Delaware corporation by merging into the Company, with the Company being the surviving corporation.

  The reincorporation occurred on July 8, 1998. At that time, the stockholders of Cyberian Connecticut became the stockholders of the Company. Prior to the reincorporation, the following matters were approved by the written consent of Cyberian Connecticut, as the sole stockholder of the Company:

  (i) On June 30, 1998, Cyberian Connecticut approved the Company's Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws. This written consent constituted a special meeting of the Company's stockholders; and

  (ii) On July 1, 1998, Cyberian Connecticut approved the election of William
  C. Mulligan, David Yarnell, Katherine N. Vick, Charles H. Jackson, IV, Darryl Peck and Michael Murray as Directors of the Company and ratified the appointment of KPMG Peat Marwick LLP as the Company's independent accountants for fiscal 1999. This written consent constituted the Company's 1998 annual meeting.

  On July 3, 1998, Cyberian Connecticut, the Company's predecessor, held a special meeting of its stockholders to approve (i) the reincorporation, (ii) the grant of a stock option to a new officer and (iii) the 1998 Employee, Director and Consultant Stock Plan. A total of 5,848,105.95 shares voted in favor of these proposals and no shares voted against or abstained from these proposals. There were no broker non-votes.

ITEM 5. OTHER INFORMATION. NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

 Exhibit 3.     Restated Certificate of Incorporation (filed as Exhibit 4.2 to
                 Registration Statement on Form S-8, No. 333-64403, and incorporated herein by reference).
 Exhibit 10.1.  Restated 1998 Employee, Director and Consultant Stock Plan
                 (filed as Exhibit 99.3 to Registration Statement Form S-8, No.
                 333-64403, and incorporated herein by reference).
 Exhibit No. 11 Computation of Loss per Share
 Exhibit No. 27 Financial Data Schedule (For SEC EDGAR Filing only,
                 Intentionally Omitted)

(B) Reports on Form 8-K. Not Applicable.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 15, 1998-10-07              CYBERIAN OUTPOST, INC.

                                                   /s/ Katherine N. Vick
                                          By: _________________________________
                                                     KATHERINE N. VICK
                                            EXECUTIVE VICE PRESIDENT AND CHIEF
                                               FINANCIAL OFFICER (PRINCIPAL
                                             ACCOUNTING AND FINANCIAL OFFICER)