Form 10-Q
period 1998-11-30
CYBERIAN OUTPOST INC
filed 1999-01-14
CIK 1041712

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

   For the quarterly period ended November 30, 1998

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  As of December 31, 1998, the registrant had 22,554,339 shares of common stock, par value $.01 per share, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     CYBERIAN OUTPOST, INC. AND SUBSIDIARY

                                     INDEX

                                                                         Page No.
                                                                         --------
 Part I--Financial Information:
    Item 1. Consolidated Financial Statements:
            Consolidated Balance Sheets, November 30, 1998 (Unaudited)
             and February 28, 1998....................................       3
            Consolidated Statements of Operations, Three and Nine
             Months Ended November 30, 1998 (Unaudited) and November
             30, 1997 (Unaudited).....................................       4
            Consolidated Statements of Cash Flows, Nine Months Ended
             November 30, 1998 (Unaudited) and November 30, 1997
             (Unaudited)..............................................       5
            Notes to Consolidated Financial Statements (Unaudited)....       6
    Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................       7
 Part II--Other Information
    Item 2. Changes in Securities and Use of Proceeds.................      12
    Item 6. Exhibits and Reports on Form 8-K..........................      12
 Signatures............................................................     13
 Exhibit Index.........................................................     14

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     CYBERIAN OUTPOST, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets
                                 (In thousands)

                                                      November 30, February 28,
                                                          1998         1998
                                                      ------------ ------------
                                                      (unaudited)
                       Assets
Current Assets:
  Cash and cash equivalents..........................   $ 67,886     $  7,325
  Accounts receivable, less allowance for doubtful
   accounts of $175 as of November 30, 1998 and $47
   as of February 28, 1998...........................      3,149          474
  Inventories........................................      4,869        1,411
  Prepaid expenses and other current assets..........      1,216           98
                                                        --------     --------
    Total current assets.............................     77,120        9,308
Property and equipment, net..........................      4,351        1,612
Other assets.........................................        269           20
                                                        --------     --------
    Total assets.....................................   $ 81,740     $ 10,940
                                                        ========     ========
   Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
  Notes payable......................................   $    --      $  2,750
  Current portion of capital lease obligations.......        203          108
  Accounts payable...................................     10,232        3,420
  Accrued expenses...................................      5,338        2,206
                                                        --------     --------
    Total current liabilities........................     15,772        8,484
  Capital lease obligations, excluding current
   portion...........................................        120          136
                                                        --------     --------
    Total liabilities................................     15,892        8,620
Redeemable Series C convertible preferred stock......        --         5,991
Stockholders' equity (deficit):
  Preferred stock....................................        --         2,614
  Common stock.......................................        225           67
  Additional paid-in capital.........................     91,830        2,450
  Accumulated deficit................................    (26,207)      (8,802)
                                                        --------     --------
    Total stockholders' equity (deficit).............     65,848       (3,671)
                                                        --------     --------
    Total liabilities and stockholders' equity
     (deficit).......................................   $ 81,740     $ 10,940
                                                        ========     ========

          See accompanying notes to consolidated financial statements.

                     CYBERIAN OUTPOST, INC. AND SUBSIDIARY

                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (unaudited)

                                                               Nine Months
                                       Three Months Ended     Ended November
                                          November 30,             30,
                                       --------------------  -----------------
                                         1998       1997       1998     1997
                                       ---------  ---------  --------  -------
Net sales............................  $  23,515  $   6,093  $ 52,110  $14,604
Cost of sales........................     21,145      5,420    47,020   13,107
                                       ---------  ---------  --------  -------
  Gross profit.......................      2,370        673     5,090    1,497
Operating expenses:
  Sales and marketing................      8,650      1,145    17,962    2,373
  General and administrative.........      1,314        373     3,341    1,113
  Technology and development.........        928        226     2,518      642
                                       ---------  ---------  --------  -------
    Total operating expenses.........     10,892      1,744    23,821    4,128
                                       ---------  ---------  --------  -------
  Operating loss.....................     (8,522)    (1,071)  (18,731)  (2,631)
Other income (expense), net..........        933         (3)    1,429       (3)
                                       ---------  ---------  --------  -------
  Net loss before taxes..............     (7,589)    (1,074)  (17,302)  (2,634)
Provision for taxes..................         40        --        104      --
                                       ---------  ---------  --------  -------
  Net loss...........................  $  (7,629) $  (1,074) $(17,406) $(2,634)
Accretion of premium on preferred
 stock...............................        --         --       (210)     --
Dividends applicable to preferred
 stockholders........................        --         --       (613)     --
                                       ---------  ---------  --------  -------
  Net loss applicable to common
   stockholders......................  $ ( 7,629) $  (1,074) $(18,229) $(2,634)
Basic and diluted net loss per
 share...............................  $   (0.34) $   (0.16) $  (1.34) $ (0.40)
                                       =========  =========  ========  =======
Weighted average shares outstanding..     22,298      6,680    13,640    6,618
                                       =========  =========  ========  =======
Pro forma basic and diluted net loss
 per share...........................  $   (0.34)  $  (0.12) $  (0.89) $ (0.34)
                                       =========  =========  ========  =======
Pro forma weighted average shares
 outstanding.........................     22,298      8,721    19,515    7,800
                                       =========  =========  ========  =======


          See accompanying notes to consolidated financial statements.

                     CYBERIAN OUTPOST, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                           Nine months ended
                                                             November 30,
                                                        -----------------------
                                                           1998        1997
                                                        ----------- -----------
                                                        (unaudited) (unaudited)
Cash flows from operating activities:
 Net loss..............................................  $(17,406)    $(2,634)
 Adjustments to reconcile net loss to net cash used by
  operating activities:
 Depreciation and amortization.........................       607          86
 Issuance of common stock options to employees.........       483         245
 Issuance of common stock for services.................       --           14
 Provision for doubtful accounts.......................       128         150
 (Increase) decrease in operating assets:
  Accounts receivable..................................    (2,803)       (318)
  Inventories..........................................    (3,459)       (473)
  Prepaid expenses and other assets....................    (1,367)       (101)
 Increase (decrease) in operating liabilities:
  Accounts payable.....................................     6,811         300
  Accrued expenses.....................................     3,132         633
                                                         --------     -------
   Net cash used by operating activities...............   (13,874)     (2,098)
                                                         --------     -------
Cash flows from investing activities:
 Purchases of property and equipment...................    (3,146)       (122)
                                                         --------     -------
   Net cash used by investing activities...............    (3,146)       (122)
                                                         --------     -------
Cash flows from financing activities:
 Proceeds from borrowings of notes payable.............       --        1,250
 Repayment of notes payable............................    (2,000)       (200)
 Repayment of capital lease obligations................      (121)         (7)
 Proceeds from issuance of common stock warrants.......       545         166
 Proceeds from issuance of redeemable preferred
  stock................................................    13,658       2,114
 Proceeds from issuance of common stock in initial
  public offering......................................    65,499         --
                                                         --------     -------
   Net cash provided by financing activities...........    77,851       3,323
                                                         --------     -------
Net increase in cash and cash equivalents..............    60,561       1,103
Cash and cash equivalents at the beginning of period...     7,325          41
                                                         --------     -------
Cash and cash equivalents at the end of period.........  $ 67,886     $ 1,144
                                                         ========     =======
Supplemental disclosure of cash paid for interest and
 taxes:
 Interest..............................................  $     42     $    21
                                                         ========     =======
 Taxes.................................................  $      4     $   --
                                                         ========     =======

Supplemental disclosure of non-cash transactions:

  During the nine months ended November 30, 1998, the Company (i) increased the Redeemable Series C Convertible Preferred Stock and decreased additional paid-in capital by $823 to record accumulated dividends of $613 and accretion of $210 on the Redeemable Series C Convertible Preferred Stock, (ii) acquired office equipment by incurring capital lease obligations of $200, (iii) converted the $750 debenture into 163 shares of Series B Convertible Preferred Stock, and (iv) converted all redeemable and convertible preferred stock to common stock, effective on the initial public offering date.

  During the nine months ended November 30, 1997, the Company issued shares of Series A Convertible Preferred Stock with an aggregate market value of $500 to several investors as full repayment on notes payable with a balance of $500.

                     CYBERIAN OUTPOST, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements
                                  (Unaudited)
                               November 30, 1998

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended November 30, 1998 are not necessarily indicative of the results that may be expected for the year ending February 28, 1999. For further information, refer to the audited consolidated financial statements for the year ended February 28, 1998 included in the Company's prospectus dated July 31, 1998, comprising part of the Company's Registration Statement on Form S-1 (File No. 333-55819) filed with the Securities and Exchange Commission and declared effective July 30, 1998.

2. The Company completed an initial public offering of its common stock on July 31, 1998 (the "IPO"). A total of 4,000,000 shares of common stock were sold by the Company to the public at a price of $18.00 per share. The underwriting discount was $1.26 per share. The net proceeds after the underwriting discount and other IPO expenses were $65,499,000. Concurrent with the IPO, all of the shares of the Company's Redeemable Series C Convertible Preferred Stock, and Series A and Series B Convertible Preferred Stock (the "Convertible Stock"), were converted into shares of common stock at a ratio of three shares of common stock for each share of Convertible Stock. As such, the 3,778,949 shares of Convertible Stock outstanding were converted into 11,336,847 shares of common stock.

3. Net loss per share is presented under Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). In accordance with the pronouncement, the net loss applicable to common stockholders includes the accretion of and dividends on the Series C Redeemable Convertible Preferred Stock through the date of conversion to common stock. Weighted average shares outstanding includes the common stock resulting from the conversion of the Convertible Stock from the date of conversion through the end of the period.

    Pro forma net loss per share has been computed under FAS 128, except that it reflects the conversion of the Convertible Stock as of the beginning of the earliest period presented or date of issuance, whichever is later. Therefore, the pro forma net loss per share does not include the accretion of or dividends on the Series C Redeemable Convertible Preferred Stock. The pro forma weighted average shares outstanding includes the common stock resulting from the conversion of the Convertible Stock as of the beginning of the earliest period presented or the date of issuance, whichever is later.

4. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Company adopted FAS 130 as of March 1, 1998. There was no impact to the Company as a result of the adoption of FAS 130, as there is no difference between the Company's reported net loss and its comprehensive net loss under FAS 130 for the periods presented.

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

  Cyberian Outpost believes that the key factor affecting its long-term financial success is its ability to attract and retain customers in a cost effective manner. Currently, the Company seeks to expand its customer base and encourage repeat buying through multiple domestic and international sales and marketing programs. Such programs include: (i) brand development, (ii) online and offline marketing and promotional campaigns, (iii) linking programs with targeted Web sites and (iv) personalized direct marketing programs designed to generate repeat sales from existing customers. Cyberian Outpost recently accelerated its marketing campaign and entered into strategic alliances with Internet content providers and portal sites. Accordingly, the Company has marketing agreements with companies such as America Online, Lycos-Bertelsmann, StarMedia, Scandinavia Online, Excite, WebCrawler, theglobe.com, MetaCrawler, USA Today Online and Time Inc. New Media, operator of the Pathfinder Network. The Company is also a founding member of ShopperConnection (www.shopperconnection.com), a network connecting some of the Internet's leading online specialty retailers and services.

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

Results of Operations: Three and Nine Months Ended November 30, 1998 and 1997

  Net Sales: Net sales are comprised of product sales, net of returns and allowances, and advertising revenue derived from hardware manufacturers and software publishers that pay for promotional placements on the Company's Web site. Product sales are comprised of computer hardware, software and peripherals. Net sales increased by $37.5 million from $14.6 million in the nine months ended November 30, 1997 to $52.1 million in the nine months ended November 30, 1998. In addition, net sales increased by $17.4 million from $6.1 million for the quarter ended November 30, 1997 to $23.5 million for the quarter ended November 30, 1998. In both of these periods, these increases were primarily a result of increases in the Company's customer base and repeat purchases from existing customers. Revenues from advertising and other sources in the three and nine-month periods ended November 30, 1998 and 1997 were not material.

  Cost of Sales: Cost of sales consists of the cost of the merchandise sold by the Company. Cost of sales increased $33.9 million from $13.1 million in the nine months ended November 30, 1997 to $47.0 million in the nine months ended November 30, 1998. This increase was primarily the result of an increase in product sales volume. The Company's gross profit increased by $3.6 million from $1.5 million in the nine months ended November 30, 1997 to $5.1 million in the nine months ended November 30, 1998 as a result of the Company's growth in revenues. As a percentage of net sales, the Company's gross margin was 10.3% and 9.8% in the nine months ended November 30, 1997 and November 30, 1998, respectively.

  Cost of sales increased $15.7 million from $5.4 million for the quarter ended November 30, 1997 to $21.1 million for the quarter ended November 30, 1998 primarily due to the increase in sales volume. Gross margin was 11.0% and 10.1% for the quarters ended November 30, 1997 and November 30, 1998, respectively.

  Sales and Marketing: Sales and marketing expenses consist primarily of fees paid to strategic partners, advertising and promotion costs, sales, marketing and customer service personnel and related expenditures, as well as direct selling expenses. Sales and marketing expenses increased by $15.6 million from $2.4 million in the nine months ended November 30, 1997 to $18.0 million in the nine months ended November 30, 1998. As a percentage of net sales, sales and marketing expense increased from 16.2% in the nine months ended November 30, 1997 to 34.5% in the nine months ended November 30, 1998. For the quarter ended November 30, 1998, sales and marketing expenses increased by $7.5 million from $1.1 million for the quarter ended November 30, 1997 to $8.7 million. As a percentage of net sales, sales and marketing expense increased from 18.8% for the quarter ended November 30, 1997 to 36.8% for the quarter ended November 30, 1998. These increases during both periods were primarily a result of costs associated with fixed monthly advertising and placement fees paid to strategic partners, increased warehouse, shipping and related costs, increased advertising and promotion costs related to building brand recognition and increasing sales, and the growth in sales and marketing staff. The Company intends to pursue more branding and advertising campaigns and may enter into other marketing alliances and, as a result, may experience increases in its sales and marketing expenses in future periods.

  General and Administrative: General and administrative expense includes administrative, finance and purchasing personnel and related costs, general office and depreciation expenses, as well as professional fees. General and administrative expense increased by $2.2 million from $1.1 million in the nine months ended November 30, 1997 to $3.3 million in the nine months ended November 30, 1998. For the quarter ended November 30, 1998, general and administrative expense increased by $941,000 from $373,000 for the quarter ended November 30, 1997 to $1.3 million. The dollar increase in general and administrative expense during each of these periods was due to increases in both executive and administrative personnel, office expenses associated with such personnel, depreciation, and professional and consulting fees. As a percentage of net sales, general and administrative expense decreased from 7.6% in the nine months ended November 30, 1997 to 6.4% in the nine months ended November 30, 1998. For the quarter ended November 30, 1998, general and administrative expense decreased as a percentage of net sales from 6.1% for the quarter ended November 30, 1997 to 5.6%. These percentage decreases were due to the Company's ability to increase revenue without a commensurate increase in corporate expenses. The Company anticipates that general and administrative expense will continue to increase in absolute dollars, due to growth in management personnel and administrative infrastructure, as well as other costs associated with being a publicly-held company.

  Technology and Development: Technology and development expense includes systems personnel and related costs, software support, technology development costs and Web site hosting and communications expenditures. Technology and development expense increased by $1.9 million from $642,000 in the nine months ended November 30, 1997 to $2.5 million in the nine months ended November 30, 1998. For the quarter ended November 30, 1998, technology and development expense increased by $702,000 from $226,000 for the quarter ended November 30, 1997 to $928,000. As a percentage of net sales, technology and development expense increased from 4.4% in the nine months ended November 30, 1997 to 4.8% in the nine months ended November 30, 1998. For the quarter ended November 30, 1998, technology and development expense as a percentage of net sales increased from 3.7% for the quarter ended November 30, 1997 to 3.9%. These increases in technology and development expense were primarily a result of increases in systems personnel to maintain the Company's Web site and technology infrastructure, as well as systems and software upgrades and enhancements required to support the growth in visitors to the Company's Web site. The Company anticipates that technology and development expense will increase in fiscal 1999 in absolute dollars due to growth in staffing and systems support.

  Other Income, Net: Other income, net consists of interest income earned by the Company on short-term investments and overnight investments of its cash balances in money market accounts offset by interest expense attributable to lease financing agreements. Other income, net increased by $1.4 million from an expense of $3,000 in the nine months ended November 30, 1997 to $1.4 million in the nine months ended November 30, 1998. For the quarter ended November 30, 1998, other income, net increased by $936,000 from an expense of $3,000 for the quarter ended November 30, 1997 to $933,000. These changes were primarily a result of interest income from short-term investment of the Company's cash balances resulting from the Company's sale of its Redeemable Series C Convertible Preferred Stock and common shares through the initial public offering on July 31, 1998. All Preferred Stock shares were converted to common stock when the Company completed its initial public offering.

  Income Taxes: Income taxes of $104,000 and $40,000 were provided for in the nine months and three months ending November 30, 1998, respectively. There was no provision for income taxes recorded in fiscal 1997. The income tax provision in fiscal 1998 represents the anticipated payment for State of Connecticut Corporation Tax on Capital. The change results from the increase in net worth generated by the Company's sale of common stock in its initial public offering.

  Net Loss: As a result of the foregoing factors, the Company incurred a net loss of $17.4 million and $7.6 million for the nine months and three months ended November 30, 1998, respectively.

Liquidity and Capital Resources

  The Company used $13.9 million in cash to fund operations during the nine months ended November 30, 1998. During this period, the Company's principal operating cash requirements were to fund its net loss and for increases in inventories, prepaid expenses and other assets, and accounts receivable, offset in part by increases in accounts payable and accrued expenses. In addition, the Company used $3.1 million in cash for investing activities during the nine months ended November 30, 1998 to purchase property and equipment.

  The Company generated $77.6 million in cash from financing activities during the nine months ended November 30, 1998. Financing activities included $65.5 million of net proceeds from the issuance of common stock in an initial public offering, $13.7 million from the sale of shares of Redeemable Series C Convertible Preferred Stock and $545,000 from the issuance of common stock warrants. These amounts were offset by repayment of notes payable of $2.0 million.

  As of November 30, 1998, the Company had $67.9 million in cash and cash equivalents compared to $7.3 million as of February 28, 1998. As of November 30, 1998, the Company's material capital commitments consisted of $323,000 in obligations outstanding under capital leases. The Company has spent $1.0 million in fiscal 1999 in conjunction with the expansion of its headquarters and plans to spend an additional $0.9 million in conjunction with this expansion by the end of fiscal 1999.

  On July 7, 1998, the Company entered into a $2.0 million "flooring" credit agreement with Deutsche Financial Services Corporation ("DFS") pursuant to which DFS may, at its option, extend credit to the Company from time to time to purchase inventory from DFS approved vendors or for other purposes. Under this agreement the Company can purchase inventory from certain vendors and elect to have these vendors invoice DFS instead of the Company. DFS pays this invoice and in turn bills the Company on a periodic basis throughout the month. If the Company pays this note within 30 days, it pays no interest. If the note remains outstanding after 30 days, the Company must pay a .25% fee and interest accrues at a variable rate based on the prime rate plus 2.5%. If the note remains outstanding after 181 days, interest begins to accrue at the prime rate plus 6.5%. Subsequently, this facility was increased to $7.0 million and is secured by all of the Company's assets and the pledge of $2.5 million in cash instruments. As of November 30, 1998, the Company had an outstanding balance of $3.9 million under this facility.

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

Year 2000 Compliance

  The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs may recognize a year that ends in "00" as the Year 1900 rather than the Year 2000. This could result in a significant disruption of operations and an inability to process certain transactions.

  The Company's State of Readiness: The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in order processing, inventory management, distribution, financial business systems and various administrative functions. To determine the effect, if any, of the Year 2000 Problem on its operations, the Company began a comprehensive audit of its internal information systems in June, 1998 to determine if they are able to correctly interpret the upcoming Year 2000. The Company expects to complete this review by the second calendar quarter of 1999. Although the Company has not completed its review and is still gathering information, based on its review to date, the Company believes that its principal information systems correctly define the Year 2000 and thus, the impact of the Year 2000 Problem will have no material effect on its systems. The Company is also in the process of contacting third parties in an effort to determine the extent to which the failure of these parties to timely identify and correct their own problems associated with the Year 2000 Problem may affect the Company. The third parties include suppliers, strategic partners and key service providers (including the Company's contract warehouse and Web hosting service provider).

  Costs Associated with the Year 2000 Problem: To date the costs incurred by the Company to conduct the review of its internal information systems and to identify the impact of the Year 2000 Problem on third parties have been immaterial and the Company expects that the additional costs incurred to complete this review will also be immaterial. However, the costs incurred by the Company to address the Year 2000 Problem could increase materially if in completing the review of its internal information systems, the Company identifies non-compliant systems which must be replaced or modified or if the Company identifies any other problem related to the Year 2000 Problem which must be addressed.

  Risks Associated with the Year 2000 Problem: To the extent that the Company's assessment fails to identify any non-compliant systems operated by the Company or by third parties, the Year 2000 Problem could have a material adverse effect on the operations of the Company. Such failure could result in systems interruptions or failures including the inability to process and ship orders, to collect credit card payments and to provide effective customer service, which could cause the Company to lose business and customers and could subject the Company to claims for damages. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternate implemented, which is unknown at this time.

  Contingency Plan: The Company believes that its efforts towards Year 2000 compliance will be completed on schedule by the second calendar quarter of 1999. The Company will continue to monitor the need for a contingency plan based on the results of its Year 2000 compliance efforts.

Forward-Looking Statements

  This report may contain forward-looking statements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects: Year 2000 readiness, results of operations, customer growth and retention; expansion of systems capacity and development of technology; losses or earnings; operating expenses, including, without limitation, marketing expense and technology and development expense; revenue growth; and international sales. The Company cautions investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, the Company's limited operating history, unpredictability of future revenues and operating results, the continued growth of online commerce, risks associated with international sales, system failure and capacity constraints and competitive pressures. For further information, refer to the more specific factors and uncertainties discussed throughout this report.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings. Not Applicable

Item 2. Changes in Securities and Use of Proceeds

  In connection with the Company's initial public offering, the Company sold 4,000,000 shares of Common Stock, par value $.01 per share, and received net offering proceeds of approximately $65.5 million. On July 30, 1998, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-55819) effective. The following table sets forth the Company's cumulative use of the net offering proceeds as of November 30, 1998:

      Construction of plant, building and facilities..................... $ --
      Purchase and installation of machinery and equipment...............   --
      Purchase of real estate............................................   --
      Acquisition of other business......................................   --
      Repayment of indebtedness..........................................   --
      Working capital....................................................   --
      Temporary investments:.............................................   --
       Cash and cash equivalents.........................................  65.5
      All other purposes.................................................   --

  The foregoing use of net proceeds does not represent a material change in the use of net proceeds described in the Registration Statement.

Item 3. Defaults Upon Senior Securities. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders. Not Applicable

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

Date: January 14, 1999

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

                     CYBERIAN OUTPOST, INC. AND SUBSIDIARY

                                 EXHIBIT INDEX

Exhibit
-------
  11     Computation of Loss Per Share
  27     Financial Data Schedule