Form 10-K
period 1999-02-28
CYBERIAN OUTPOST INC
filed 1999-06-01
CIK 1041712

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended February 28, 1999

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period      to

                       Commission file number: 000-24659

                               ----------------

                             CYBERIAN OUTPOST, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                             06-1419111
          (State or other                         (IRS Employer
          jurisdiction                         Identification No.)
        of incorporation or
          organization)

    25 North Main Street, PO Box 636
           Kent, Connecticut                          06757
       (Address of principal                       (Zip Code)
       executive offices)

                                 (860) 927-2050
               Registrant's telephone number, including area code

                               ----------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, $.01 Par Value Per Share
                                (Title of Class)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on April 30, 1999, was $225,674,243 based on the last sale price as reported by the Nasdaq National Market System.

   As of April 30, 1999, the registrant had 23,032,259 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in
Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. BUSINESS

Introduction

   Cyberian Outpost, Inc. ("Outpost.com") is a leading global Internet retailer of computer hardware, software and accessories to the consumer and small office/home office ("SOHO") marketplace. We offer an online "superstore" at www.outpost.com with more than 160,000 products, including over 130,000 software products many of which are available to customers via electronic software download. We work with the industry's foremost suppliers, and we are an authorized Internet reseller for many leading vendors, including IBM, Apple and Compaq. Our online store provides one-stop shopping for domestic and international customers 24 hours a day, seven days a week and features a convenient, easy to navigate interface, competitive pricing, extensive product information and powerful search capabilities. Our Web site has quickly become one of the most widely known and used e-commerce sites and has received recognition from numerous publications. Computer Retail Week awarded us the 1998 "Retailer of the Year" and "Top Retail Innovator of the Year" honors in the Internet category. In May 1999, we were listed as one of "The Hottest Companies On the Net" by the magazine Business2.0. Since December 1998, we have been rated the top online consumer shopping experience for computer hardware and software by BizRate, an independent online rating service.

   Our business has grown rapidly since we started in 1995. Net sales increased from $1.9 million for our fiscal year ended February 29, 1996 to $85.2 million for our fiscal year ended February 28, 1999. During the last four consecutive fiscal quarters, our quarterly net sales have increased from $11.6 million to $17.0 million, $23.5 million and $33.1 million, respectively. Our net sales for the last fiscal quarter were greater than the net sales for the entire fiscal year ended February 28, 1998. In addition, of the approximately 280,000 individual customers in over 150 countries worldwide who have purchased from us since we started in 1995, nearly 200,000 have become customers since March 1, 1998.

   Our business model takes advantage of the unique characteristics of the Internet, which has become an increasingly significant global medium for commerce, communication and information. We believe that growth in Internet usage has been fueled by a number of factors including:

  .  a large and growing installed base of PCs in the workplace and home;

  .  advances in the performance and speed of PCs and modems;

  .  improvements in network infrastructure;

  .  easier and cheaper access to the Internet; and

  .  increased awareness of the Internet.

   As the Internet has become more popular and widely used, it has emerged as a primary business channel and has fueled dramatic growth in the number and total value of online transactions. Jupiter Communications, a market research firm, estimates that domestic online consumer purchases of goods and services (excluding travel related sales and real estate) are expected to grow from an estimated $5.0 billion in 1998 to approximately $29.4 billion by 2002. Jupiter Communications also projects that the single largest domestic Web retail opportunity for the consumer and SOHO market is the online sales of computer products (including hardware, software and consumer electronics). They estimate that by 2002 the online consumer market for computer products and consumer electronics will reach approximately $9.6 billion in the United States alone, compared to estimated domestic online markets of $8.6 billion for travel, $3.7 billion for books and $1.6 billion for music.

   We were incorporated in 1995 in the State of Connecticut and reincorporated in 1998 in Delaware. Our principal corporate offices are located in Kent, Connecticut. We completed our initial public offering in August 1998, and our common stock is listed on the Nasdaq National Market under the symbol "COOL."

Our Market Opportunity

   The computer retailing industry is characterized by a number of factors which present unique challenges to computer retailers including, the availability of a broad array of products, rapid product obsolescence and continuous new product introductions. We believe that traditional store- and catalog-based computer retailers face inherent structural limitations that may not enable them to fully address these challenges in order to take full advantage of the growing worldwide market for computer hardware and software.

   We understand the key business challenges of the computer retailing industry and we use the unique environment of the Internet to address those challenges. Our online superstore was created to provide consumers with a convenient, compelling and enjoyable shopping experience in a Web-based retail environment. Key attributes of our business include:

  . Efficient economics of our "virtual" store. As an Internet-only merchant, we enjoy structural economic advantages that we believe will allow us to achieve greater operating margins relative to traditional computer retailers. These advantages include, low-cost unlimited "shelf space"; lower personnel requirements; scaleable technology, and our ability to serve a global customer base from a single, domestic location.

  . Broad array of product offerings. Our unlimited, low-cost "shelf space", allows us to offer more than 160,000 hardware, software and accessory products such as PC-and Mac-based desktops and laptops, personal digital assistants, printers, modems, memory and accessories, and software for both home and office use. We carry products from the Industry's foremost developers and manufacturers and are an authorized Internet reseller for many leading vendors, including IBM, Apple and Compaq's consumer and commercial product lines.

  . The ability to reach a global customer base. The global reach of the Internet allows us to deliver a broad selection of products to customers in international, rural or other locations that cannot support large-scale physical stores or to which catalogs cannot be easily or cost effectively distributed.

  . The availability of value-added online content. To assist our customers, valuable information, including extensive product descriptions, is available on our Web site and through our free e-mail newsletter, Cyberian Express.

  . Convenient 24-hour shopping. Our online superstore is available 24 hours a day, seven days a week, may be reached from the customer's home or office and features sophisticated browsing and search technology.

Business Strategy

   The goal of Outpost.com is to become the dominant global consumer brand for the Internet retail sale of a broad array of consumer technology products. We continue to refine our current strengths, which include extensive computer industry knowledge, the ability to deliver outstanding customer service and knowledge of the Internet as a unique, new medium for commerce. We intend to build upon our current strengths by (a) expanding our efforts in online and off-line brand development, (b) expanding our product offerings with new, but related product categories and (c) developing a customized, personalized and transparent one-to-one marketing approach. We believe that these steps support our strategy, which is to build an internationally known Internet brand and provide a unique and satisfying shopping experience for our domestic and international customers.

Outpost.com Web Site

   We believe our attractive, easy-to-shop, online superstore delivers a superior shopping experience and provides a competitive advantage for our customers. Browsing, shopping and check-out are simple and straightforward. As with a physical retail store, customers can browse the departments of the store, search for specific needs, look at promoted products, obtain product information, order products and ask for customer service. In contrast to a physical retail store, however, the consumer can accomplish the shopping experience in the comfort and convenience of his or her home or office. The key features of our online store include:

   Browsing. We have categorized the products that we currently offer into departments and sub-departments. Our convenient store map lists all of our departments and product categories. By clicking on the department name, the consumer can quickly target products of interest. Some of the departments, such as software, PC and MAC, are permanently displayed. Others, such as digital cameras, reflect categories of hot selling products that we change opportunistically.

   Searching. A primary feature of Outpost.com's Web site is its interactive search engine. We provide a selection of search tools that allows customers to find items based on pre-selected criteria such as product type, platform, manufacturer or publisher. Customers are also able to use more complex and precise search tools such as search queries.

   Checkout. To purchase a product, a customer can simply click on a button to add the product to their virtual shopping cart. Just as in a physical store, a customer may add and/or subtract products as they browse through our merchandise prior to making a final purchase decision. Once a customer is finished shopping and clicks on the "Proceed to Checkout" button, we feature a simple three-step checkout process. To complete the checkout process the customer simply:

   1) enters his or her billing and shipping information;

   2) reviews the merchandise being purchased and chooses from differing shipping options; and

   3) enters credit card information for payment.

Once the checkout process is complete, the customer then clicks the "Submit Order" button and they are done.

   Advertising. We have designated many feature locations on our home page and throughout our store that are available to advertisers wishing to increase their Internet presence and target our sophisticated user base. Our in-store promotional banners advertise a variety of our manufacturers' and publishers' products on a continuing basis. An additional promotional opportunity available to our suppliers is the vendor showcase, an entire area dedicated solely to one vendor who can use the space for merchandising a family or selection of products within our store.

   Merchandising. We actively work with manufacturers to create special bundles of products and to secure special offers exclusively for our customers. Such specials are featured prominently throughout our Web site. Weekly, seasonal, holiday and special promotions are displayed on banners and can also be targeted directly to interested customers via e-mail.

   Product Information. We provide detailed product information throughout our store. After selecting a product, the customer is supplied with comprehensive descriptions, system requirements, screen shots, product packaging and pricing information. One of the unique advantages of an Internet retail store is the ability to interweave editorial content and product information. We have a team of writers that creates product information and other content for the site. We believe that fresh, entertaining content adds to the customer experience, increases conversion rate (the number of visitors to the site who make purchases) and differentiates us from other online retailers. A new feature we have added is the Advisor. The Advisor helps customers choose the correct component needed for their individual system, such as laptop batteries, cables and memory upgrades.

   TruePricesm. Our TruePrice Policy takes the guesswork out of shopping. This policy assures our customers that the price they see is the price they pay. There are no surprising shipping and handling costs added. With TruePrice, we include free overnight delivery (up to $100) to any location within the United States. International customers are given the option of express courier delivery to overseas destinations. In addition, we also provide a 30-day money back guarantee.

   International Translations. We have translated portions of our home page and the customer service and ordering information on our Web site into twelve foreign languages. These pages are accessed by simply selecting the language of choice from a drop down menu. A currency converter is also available to provide immediate local pricing information.

Our Customers

   Since our inception, our customer base has grown dramatically. As of February 28, 1998, the number of customers who had made a purchase from Outpost.com was 81,000. During our fiscal year ended February 28, 1999, our number of customers grew as follows:

  .  to 124,000 customers at the end of the first quarter ended May 31, 1998;

  . to 161,000 customers at the end of the second quarter ended August 31, 1998;

  . to 210,000 customers at the end of the third quarter ended November 30, 1998; and

  . to 280,000 customers at the end of the fourth quarter ended February 28, 1999.

   We have determined that our typical customer is likely to be male, is between the ages of 34 and 53, has a higher than average income (at least $70,000 annually), is highly educated (with at least a college degree) and is employed in a managerial or professional position. Most of our customers live in urban or highly populated suburban areas and own their own homes.

Marketing

   Our marketing strategy is to promote and increase our brand awareness, build customer loyalty, promote repeat purchases, acquire new customers, and increase our market share. We are implementing this strategy through the following channels:

  . advertising on leading Web sites and through traditional media channels worldwide;

  . employing direct response marketing to retain existing and to attract potential new customers;

  .  expanding our affiliates network and linking programs; and

  . developing strategic and distribution alliances with major Internet portal sites.

We believe that the use of multiple marketing channels reduces reliance on any one source of customers, lowers customer acquisition costs and maximizes brand awareness.

   Online and Traditional Advertising. We have implemented a broad-based, multi-media advertising campaign that includes both online and traditional advertising, designed to drive high-value traffic to our Web site. Our current online advertising focuses on a variety of Web sites that have a proven ability to drive buyers to our site. In November 1998, we launched a traditional media advertising campaign that included television and print advertising. Our ground-breaking television campaign garnered four 1999 Clio Awards, including two first place Gold awards in the retail store category, the Gold award for best regional campaign and the Grand Clio in the regional campaign category. In early 1999, we also began a radio advertising campaign that was initiated in the New York, San Francisco and Los Angeles markets. We believe these traditional advertising venues can increase awareness of Outpost.com and promote the benefits of e-commerce to a much broader audience than can be addressed on the Internet alone.

   Direct Marketing. Jupiter Communications projects that by 2002 consumer e-mail volume will rise by 58% to 576 million messages per day, up from 335 million per day in 1999. In order to expand our brand recognition, in 1999 we began developing a concentrated direct marketing campaign. At Outpost.com, we believe that e-mail direct marketing offers significant advantages over traditional "snail" mail marketing including:

  .  ease of personalization;

  .  lower cost;

  .  more rapid delivery and response; and

  . greater ability to screen available outside lists for "opt-in" or volunteered contact names and e-mail addresses.

We are developing and implementing technology-based systems that will customize the content of newsletters and targeted e-mails based on order history, platform of choice and other buying criteria. At this time we offer our customers a free bi-weekly e-mail newsletter, Cyberian Express, with information about new product releases, specials, advance orders and industry events. In addition, we offer game enthusiasts our free Gamer's Express newsletter with news of hot releases at the Outpost.com store. At times, we work in conjunction with our suppliers to notify our customers of specific product opportunities that are available.

   Outpost Affiliate Network and Linking Programs. The Outpost affiliate program is an established network of Web sites that post links to Outpost.com and receive a commission on sales they generate on a direct click through to Outpost.com. We have entered into partnerships with LinkShare Corporation, a leading provider of affiliate program management, and GeoCities, one of the largest Internet community sites with more than 3.5 million members. We believe these partnerships have helped make the Outpost Affiliate Network one of the leading programs in the industry today. Since it was launched in December 1997, the network has experienced substantial growth. In fiscal 1999, our network membership grew by more than 15,000. In fiscal year 2000, the dynamic growth has continued, with our membership increasing to more than 50,000 through April 1999. Through the Outpost Affiliate Network, we feel that we are building brand awareness, reinforcing customer loyalty and attracting new customers to our Web site.

   Strategic and Distribution Alliances. We continue to forge strategic and distribution alliances with Internet portal and aggregator sites to increase market share and attract new customers. At the end of fiscal 1999, we had strategic alliances with USA Today Online, Time Inc. New Media, theglobe.com, Lycos Bertelsmann, Scandinavia Online and StarMedia. We are also a founding member of ShopperConnection (www.shopperconnection.com), a network connecting some of the Internet's leading online specialty retailers and services.

Merchandising

   Outpost.com is a consumer-oriented superstore and destination for customers who embrace advances in technology as soon as they are available. Our approach to merchandising allows Outpost.com distinct advantages such as:

  .  pricing flexibility;

  .  the ability to offer a vast array of products;

  .  the potential to cross-sell and up-sell products; and

  .  our virtually unlimited display, promotional and shelf space.

   Because of our approach to merchandising, we are able to realize pricing opportunities considerably more quickly than traditional retailers. When prices from the manufacturer change, we can immediately update the prices in our store. Additionally, we have the ability to test the attractiveness of products and generate interest through unique product bundling, feature and product presentation without the shelf-space limitations that constrain catalog and traditional retail stores. The retail merchandise display capabilities of our store allow us to carry an extraordinarily deep product selection. Outpost.com is able to provide the full array of a manufacturer's products, not just the top selling items. Our product descriptions are very detailed and are continually updated with new information. We believe we have strong relationships with our suppliers and by providing entire lines of products, we are able to more solidly support our customers with accessories and enhancements to the major purchases they make.

   Our ability to cross-sell throughout our store bolsters cooperative association with manufacturers. For example, we link related products with one another such as combining laptop computers, leather carrying cases and extra batteries. Our intention is to expose our customer to as much value added sales support as possible.

   At Outpost.com, we take advantage of special product purchasing opportunities and joint advertising relationships with manufacturers and distributors, both within our store and in other venues as well. We promote weekly merchandise specials on products that are specifically allocated to Outpost.com, as well as new releases and hot deals. Our home page has rotating feature spots that attract attention to additional specials and specific product categories such as our digital camera showcase. We believe we are skilled at marketing by theme. We tailor our home page from season to season along traditional holiday themes, and we create our own seasonal offerings such as income tax preparation software in the spring and summer driving directions with our mapping products. At times we have even created offerings specializing in the latest blockbuster movie from Hollywood. Furthermore, our strong relationships with product manufacturers enhance our ability to respond quickly to world-wide events affecting technology, such as virus scares. We can make solutions available to our customers extremely rapidly through downloadable software updates.

Customer Service

   Understanding and serving the customer is a core strength at Outpost.com. Having earned a top-ranking for customer service in the computer hardware and software categories from BizRate, an independent online rating service, continuing to excel at satisfying our customers is central to our strategy and goals for the future. At Outpost.com, we concentrate on making shopping as effortless and enjoyable as possible. We have implemented a broad array of scaleable site management, customer interaction, transaction-processing and fulfillment services and systems. The Customer Service area of our Web site contains extensive information about shopping, ordering and returning products as well as tracking the current status of orders. In addition, TruePrice, payment options, and other policies are clearly defined. Help buttons on every page of the site take customers to the specific customer service topic they need.

   Because Internet retail is new to many people, we prominently display our toll-free number throughout our site. Our highly trained team of sales and customer service agents are available 24 hours daily Monday through Friday, and Saturday until 5:00 p.m. eastern time to answer customer questions about products, take orders, assist in tracking shipments and streamline the entire shopping experience.

Warehousing, Fulfillment and Distribution

   We obtain our products from a network of distributors, hardware manufacturers and software publishers. We carry a limited amount of our most popular products (typically about 5,000 SKU's) in inventory and rely to a large extent on rapid fulfillment from major distributors and wholesalers that carry a broad selection of products and titles. We purchase a substantial portion of our products from large distributors such as Ingram Micro, Tech Data and Pinacor/MicroAge who have inventory at distribution centers around the country.

   Our inventory, warehousing and fulfillment operations are housed in a 120,000 square-foot facility in Wilmington, Ohio that is leased and managed by an unaffiliated third-party fulfillment company, Com Alliance (formerly Rentrak Corporation), and is located at the Airborne Express hub. We can accept orders for in-stock items until midnight eastern time for next morning delivery in the United States and two to three day international delivery. We regularly "cross dock" (i.e., receive products from third party vendors and distributors and ship those same products to customers the same day) and are therefore able to deliver even non-inventoried products to customers typically within two to three days.

   Our warehouse is connected to our information systems via a dedicated connection and also has a backup circuit connection. As a result, we have real-time data on inventory receiving, shipping, quantities and location. In addition, we offer a real-time order tracking system for our customers on the Web. The moment a package is shipped and assigned an Airborne, UPS or DHL airbill tracking number, the customer's order information is updated and an e-mail notification of shipment is sent to the customer. Product return processing is also handled using this system, allowing returned products to be promptly returned to the manufacturer for credit.

   We have negotiated attractive shipping terms with our major distributors. Thus, most purchase orders placed with our major suppliers for in-stock items are received within 48 hours of order. To help maintain our ability to turn inventory quickly, we are now in discussions with our top vendors to establish Electronic Data Interchange (EDI) connections to the vendors' inventory information. Such connections will help to automate the ordering process, facilitate price comparisons between vendors and allow us to provide real-time, online in-stock status information to customers that details product availability not only in our warehouse, but also at vendor locations.

Technology

   We have implemented a broad array of scaleable site management, search, customer support, transaction processing and fulfillment services systems. These systems use a combination of proprietary technologies and commercially available, licensed technologies. Our transaction-processing systems are integrated with our accounting and financial systems.

   Our Web front-end is an integrated suite of commercially available software packages. Most Web site interaction, including our personalization functionality, is handled by software licensed from Netscape, Oracle, BroadVision, Engage and Verity. The various software applications share information according to a proprietary integration plan using internally developed interfaces. This software runs on an industry standard hardware platforms, including Sun Ultra Sparc servers and the Solaris operating system. Our system includes redundant hardware on mission critical components. Capacity can be quickly and easily expanded without additional development. Our policy is to run key systems at no more than 60% of capacity to support rapid growth.

   Smith-Gardner and Associates' MACS II system handles our back-end transaction processing. MACS II is a mature, highly scaleable, widely used application which handles order management, validation, inventory, purchasing, shipping and accounting. The system handles multiple shipment methods, credit card transaction processing and automated customer communications.

   We subcontract the hosting of our Web servers to an Internet data center specialist, Exodus Communications, Inc., which has an extensive national network backbone. Exodus provides redundant Internet connections to multiple Internet access points, a secure physical environment, climate control and redundant power. In addition, Exodus provides us with 24 hour a day, seven day a week system monitoring and escalation and has more than adequate available floor space to support possible future expansion. Additionally, we will be able to support a distributed, redundant site by placing some of our servers in Exodus's other locations around the world.

Competition

   We compete in a highly fragmented, rapidly evolving and intensely competitive industry. Current and new competitors can launch new sites quickly and inexpensively. In addition, the computer products retail industry as a whole is intensely competitive. Our current or potential competitors include:

  .  traditional computer retailers such as CompUSA;

  . mail-order retailers such as CDW, Micro Warehouse, Insight, PC Connection and Creative Computers;

  . Internet-only computer retailers including Egghead.com, Beyond.com and Buy.com;

  . manufacturers that sell directly over the Internet or by telephone such as Dell, Gateway, Apple and many software companies;

  . a number of online service providers including America Online and the Microsoft Network that offer computer products directly or in partnership with other retailers;

  . some non-computer retailers such as Wal-Mart that sell a limited selection of computer products in their stores; and

  . computer products distributors that may develop direct channels to the consumer market.

   Many of these competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing and other resources. We believe that the principal competitive factors in our market include:

  .  brand recognition;

  .  customer service;

  .  selection;

  .  convenience; and

  .  price.

   Some of our competitors have adopted aggressive pricing policies. Moreover, companies that control access to Internet commerce transactions through network access or Web browsers currently promote, and will likely continue to promote, some of our competitors. This could require us to establish pricing, marketing and other programs or to seek out additional strategic alliances or acquisitions that may be less favorable to us than we could otherwise establish or obtain. This could have a material adverse effect on our business, prospects, financial condition and results of operations.

   In addition, as use of the Internet and other online services increases, we believe that competition may increase as online retailers are acquired by, receive investments from, or enter into other commercial relationships with, large, well-established and well-financed companies. Such increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. This could have a material adverse effect on our business, prospects, financial condition and results of operations.

Intellectual Property

   On July 2, 1996, we were granted a registered service mark for the name "Cyberian Outpost". We claim a common law trademark for our newsletter name "Cyberian Express." We have applied for registration of the service marks "Outpost.com", "Outpost Auctions" and "TruePrice." We also have rights to numerous Internet domain names including Outpost.com, cybout.com and cyberianoutpost.com.

Government Regulation

   We are subject, both directly and indirectly, to various laws and governmental regulations relating to our business. There are currently few laws or regulations directly applicable to commercial online services or the Internet. However, due to the increasing popularity and use of commercial online services and the Internet, it is possible that a number of laws and regulations may be adopted. These laws and regulations may cover issues including, for example, user privacy, pricing and characteristics and quality of products and services. Moreover, the applicability to commercial online services and the Internet of existing laws governing issues including, for example, property ownership, libel and personal privacy is uncertain and could expose us to substantial liability. Any new legislation or regulation or the application of existing laws and regulations to the Internet could have a material and adverse effect on our business.

   In addition, because our services and products are available over the Internet anywhere in the world, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our Web site or prosecute us for violations of their laws. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that we might not unintentionally violate these laws or that these laws will not be modified, or new laws enacted, in the future.

   We do not currently collect sales or other similar taxes with respect to shipments of goods into states other than Connecticut and Ohio, the only states in which we have a physical presence. Any new operation by us in other states could subject shipments into such states to state sales taxes. In October 1998, Congress enacted the Internet Tax Freedom Act (ITFA). For a period of three years, the ITFA effectively bars state or local governments from imposing taxes that would subject online commerce transactions to taxation in multiple states. The ITFA does not prohibit state or local taxation on online commerce products or services that would otherwise be taxed, such as in states where a company has a physical presence. The ITFA also provides for the establishment of a commission to study online commerce and to recommend a fair method of taxing Internet transactions. We cannot be certain that upon expiration of the ITFA, we will not be subject to further taxation by state or local governments on the sale of merchandise.

Employees

   We believe our success depends to a significant extent on our ability to attract and retain highly skilled management and employees. Accordingly, we focus on incentive programs such as a company-wide employee stock option plan and provide competitive compensation and benefits for our employees. We also seek to foster a corporate culture which is challenging, rewarding and fun. As of February 28, 1999, we had 156 full-time and eight part-time employees. We also employ a limited number of independent contractors and temporary employees on a periodic basis. None of our employees is represented by a labor union and we consider our labor relations to be good.

Item 2. PROPERTIES

   We currently lease an aggregate of 27,900 square feet of office space in Kent, Connecticut pursuant to five leases. Four of these leases, for an aggregate of 9,900 square feet of space, expire in November 1999, but are automatically renewable for successive one-year terms if written notice of termination is not given 60 days prior to the scheduled termination. The remaining lease, for 18,000 square feet of space, expires in April 2005.

Item 3. LEGAL PROCEEDINGS

   There are no material legal proceedings pending against us.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of our security holders during the fourth quarter of the year ended February 28, 1999.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

   Our common stock began trading on The Nasdaq Stock Market on July 31, 1998 under the symbol "COOL." The following table sets forth, for the periods indicated, the high and low sales prices for the common stock, as reported by the Nasdaq National Market since the common stock commenced public trading.

                                                                 Common Stock
                                                                --------------
      Fiscal Year Ended February 28, 1999                        High    Low
      -----------------------------------                       ------ -------
      Second Quarter ended August 31, 1998 (from July 31,
       1998)................................................... $25.00 $  8.25
      Third Quarter ended November 30, 1998.................... $45.50 $ 5.938
      Fourth Quarter ended February 28, 1999................... $40.50 $15.375

Stockholders

   As of April 30, 1999, there were approximately 453 stockholders of record and, according to our estimates, approximately 24,311 beneficial owners of our common stock.

Dividends

   We have not paid cash dividends to our stockholders since our inception and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Unregistered Sales of Securities

   None.

Use of Proceeds

   In connection with our initial public offering, we sold 4,000,000 shares of our common stock, par value $.01 per share, and received net offering proceeds of approximately $65.5 million. On July 30, 1998, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (File No. 333-55819) effective. The following table sets forth our cumulative use of the net offering proceeds as of February 28, 1999:

      Construction of plant, building and facilities..............  $ 1,600,000
      Purchase and installation of computers and office equipment,
       software, and furniture and fixtures.......................    1,700,000
      Purchase of real estate.....................................            0
      Acquisition of other business...............................            0
      Repayment of indebtedness...................................      100,000
      Working Capital.............................................    4,100,000
      Temporary investments.......................................   28,700,000
      Cash and cash equivalents...................................   26,800,000
      All other purposes..........................................    2,500,000

The foregoing use of net proceeds does not represent a material change in the use of net proceeds described in the registration statement.

Item 6. SELECTED FINANCIAL DATA

                                                    Period from March 6, 1995   Years ended February 28,
                                                   (date of inception) through ----------------------------
                                                        February 29, 1996        1997      1998      1999
                                                   --------------------------- --------  --------  --------
                                                           (In thousands, except per share data)
Statements of Operations Data:
Net sales.........................................          $  1,852           $ 10,790  $ 22,681  $ 85,203
Cost of sales.....................................             1,689              9,535    20,525    76,919
                                                            --------           --------  --------  --------
  Gross profit....................................               163              1,255     2,156     8,284
Operating expenses:
  Sales and marketing (1).........................               218              1,407     5,943    26,865
  General and administrative......................               259                805     1,623     5,214
  Technology and development......................                54                382     1,058     3,717
                                                            --------           --------  --------  --------
    Total operating expenses......................               531              2,594     8,624    35,796
                                                            --------           --------  --------  --------
  Operating loss..................................              (368)            (1,339)   (6,468)  (27,512)
Other income (expense), net (2)...................                (4)                 1      (624)    2,292
                                                            --------           --------  --------  --------
  Net loss........................................          $   (372)          $ (1,338) $ (7,092) $(25,220)
                                                            ========           ========  ========  ========
  Net loss applicable to common stockholders (3)..          $   (372)          $ (1,338) $ (7,092) $(26,043)
                                                            ========           ========  ========  ========
Basic and diluted net loss per common share (3)...          $  (0.07)          $  (0.22) $  (1.07) $  (1.64)
                                                            ========           ========  ========  ========
Weighted average basic and diluted common shares
 outstanding (3)..................................             5,244              6,145     6,633    15,886
                                                            ========           ========  ========  ========
Pro forma basic and diluted net loss per
 common share (4).................................          $ (0.07)           $ (0.22)  $ (0.86)  $ (1.24)
                                                            ========           ========  ========  ========
Pro forma weighted average basic and diluted
 common shares outstanding (4)....................             5,244              6,145     8,260    20,312
                                                            ========           ========  ========  ========
                                                                                      February 28,
                                                          February 29,         ----------------------------
                                                              1996               1997      1998      1999
                                                   --------------------------- --------  --------  --------
                                                                       (In thousands)
Balance Sheet Data:
Cash and cash equivalents.........................          $    119           $     41  $  7,325  $ 26,828
Short term investments............................               --                 --        --     28,735
Working capital (deficit).........................              (182)            (1,336)      824    52,854
Total assets......................................               525                755    10,940    71,464
Capital lease obligations, excluding current
 portion..........................................               --                  23       136       778
Redeemable convertible preferred stock............               --                 --      5,991       --
Common stock......................................                60                 65        67       230
Total stockholders' (deficit) equity..............               (33)            (1,161)   (3,671)   58,421

--------
(1) Sales and marketing expense for the year ended February 28, 1998 includes a charge of $703,897 representing the fair value of common stock warrants issued in connection with a marketing agreement. See Note 7(a) to our financial statements.
(2) Other income (expense), net for the year ended February 28, 1998 includes a charge of $567,563 representing the amortization of the original issue discount in connection with a note payable. See Notes 4 and 7(a) to our financial statements.
(3) See Note 1(k) to our financial statements for an explanation of the determination of the number of common shares used in computing the amount of basic and diluted net loss per common share and net loss applicable to common stockholders.
(4) Pro forma net loss per share has been computed under SFAS No. 128, except that it reflects the conversion of the convertible preferred stock as of the beginning of the earliest period presented or date of issuance, whichever is later. Therefore, the pro forma net loss per share does not include the accretion of or dividends on the Series C Redeemable Convertible Preferred Stock. The pro forma weighted average shares outstanding includes the common stock resulting from the conversion of the convertible stock as of the beginning of the earliest period presented or the date of issuance, whichever is later.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Outpost.com is a leading global Internet-only retailer of computer hardware, software and accessories to the consumer and small office/home office ("SOHO") marketplace. Our online "superstore" at www.outpost.com has over 160,000 products and provides one-stop shopping for domestic and international customers, 24 hours a day, seven days a week. Our online store features an easy-to-navigate interface, competitive pricing, extensive product information and powerful search capabilities.

   Although we have grown rapidly since we started in 1995, we continue to incur significant net losses. We believe that in order to continue our growth and expansion, our operating expenses will increase as a result of the financial commitments required to further develop multiple marketing channels and improve our Web site. Accordingly, we expect to continue to incur increasing losses and generate negative cash flows from operations for the near term. Because computer retailers typically have low product gross margins, our ability to achieve profitability depends upon our ability to substantially increase our net sales. To the extent that our marketing efforts do not result in significantly higher net sales, we will be materially adversely affected. We cannot be certain that sufficient revenues will be generated from the sale of our products to enable us to reach or maintain profitability on a quarterly or annual basis. Although we have experienced significant revenue growth since we started, it is not likely that we will grow as rapidly in the future. As a result of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results, including our gross profit and operating expenses as a percentage of net sales, are not necessarily meaningful and should not be relied upon as an indication of our future performance.

   We anticipate that international sales will continue to represent a portion of our overall revenue. Our international sales are denominated in U.S. dollars and, thus, are not affected by foreign currency translation. However, foreign currency fluctuations may affect demand for our products. In addition, international sales are subject to diverse market factors such as the economic conditions of a given country or region.

   Outpost.com believes that the key factor affecting our long-term financial success is our ability to attract and retain customers in a cost effective manner. Currently, we are seeking to develop awareness for our brand, expand our customer base and encourage repeat buying through multiple domestic and international sales and marketing programs that include:

     .  online and off-line marketing and promotional campaigns;

    . personalized direct marketing programs designed to generate repeat sales from existing customers;

     .  affiliate and linking programs with targeted Web sites; and

     .  strategic and distribution alliances with Internet portal sites.

   We expect to experience significant fluctuations in our future operating results due to a variety of factors, many of which are outside of our control. Factors that may affect our operating results include (a) the frequency of new product releases, (b) success of strategic alliances, (c) mix of product sales, and (d) seasonality of sales typically experienced by retailers. Sales in the computer retail industry are significantly affected by the release of new products. Infrequent or delayed new product releases, when they occur, negatively impact the overall growth in computer retail sales. Gross profit margins for hardware, software and accessories vary widely, with computer hardware generally having the lowest gross profit margins. Although we have some ability to affect our product mix through effective upselling of high margin products, our sales mix will vary from period to period and our gross margins will fluctuate accordingly. In addition, we expect to experience seasonality in our business. This is due to a combination of seasonal fluctuations in Internet usage and traditional retail seasonality patterns. Sales in the traditional retail computer industry are higher in the fourth calendar quarter of each year than in any other quarter.

Results of Operations

   The following table sets forth certain items from our statement of operations data as a percentage of net sales for the periods indicated:

                                       Years ended February 28,
                                      ------------------------------
                                        1997       1998       1999
                                      --------   --------   --------
      Net sales.....................     100.0%     100.0%     100.0%
      Cost of sales.................      88.4       90.5       90.3
                                      --------   --------   --------
          Gross profit..............      11.6        9.5        9.7
      Operating expenses:
        Sales and marketing.........      13.0       26.2       31.5
        General and administrative..       7.5        7.1        6.1
        Technology and development..       3.5        4.7        4.4
                                      --------   --------   --------
            Total operating
             expenses...............      24.0       38.0       42.0
                                      --------   --------   --------
          Operating loss............     (12.4)     (28.5)     (32.3)
      Other income (expense), net...       --        (2.8)       2.7
                                      --------   --------   --------
          Net loss..................     (12.4)%    (31.3)%    (29.6)%
                                      ========   ========   ========

Year Ended February 28, 1999 Compared to the Year Ended February 28, 1998

   Net Sales. Net sales are comprised of product sales, net of returns and allowances, and advertising revenue derived from hardware manufacturers and software publishers that pay for promotional placements on our Web site. Product sales are comprised of computer hardware, software, and accessories. Net sales increased by $62.5 million from $22.7 million in fiscal 1998 to $85.2 million in fiscal 1999. This increase was primarily a result of increases in our customer base and repeat purchases from existing customers. At the end of fiscal 1999, we had approximately 280,000 customer accounts. International sales represented approximately 14% of net sales in fiscal 1999 compared to approximately 36% in fiscal 1998. We believe that this decrease was primarily a result of an increase in domestic sales due to our focus on the development and implementation of certain domestic marketing programs during fiscal 1999. Revenues from advertising and other sources in fiscal 1999 and 1998 were not material.

   Cost of Sales. Cost of sales consists of the cost of the merchandise we sell. Cost of sales increased $56.4 million from $20.5 million in fiscal 1998 to $76.9 million in fiscal 1999. This increase was primarily the result of an increase in product sales volume. Our gross profit increased by $6.1 million from $2.2 million in fiscal 1998 to $8.3 million in fiscal 1999 as a result of our growth in revenues. As a percentage of net sales, our gross margin was 9.5% in fiscal 1998 and 9.7% in fiscal 1999.

   Sales and Marketing. Sales and marketing expense consists primarily of advertising and promotion fees paid to strategic partners, sales, marketing and customer service personnel and related expenditures, as well as direct selling expenses. Sales and marketing expenses increased by $20.9 million from $5.9 million in fiscal 1998 to $26.9 million in fiscal 1999. As a percentage of net sales, sales and marketing expense increased from 26.2% in fiscal 1998 to 31.5% in fiscal 1999. This increase was primarily a result of costs associated with increased advertising and promotion costs related to building brand recognition and increasing sales, fixed monthly advertising and placement fees paid to strategic partners, increased warehouse, shipping (shipping revenue net of shipping expense) and related costs, and the growth in sales and marketing staff. We intend to pursue more branding and advertising campaigns and may enter into other marketing alliances and, as a result, may experience increases in our sales and marketing expenses in future periods.

   General and Administrative. General and administrative expense includes administrative, finance and purchasing personnel and related costs, general office and depreciation expenses, as well as professional fees.

General and administrative expense increased by $3.6 million from $1.6 million in fiscal 1998 to $5.2 million in fiscal 1999. The dollar increase in general and administrative expense was due to increases in both executive and administrative personnel, office expenses associated with such personnel, depreciation, and professional and consulting fees. As a percentage of net sales, general and administrative expense decreased from 7.1% in fiscal 1998 to 6.1% in fiscal 1999. This percentage decrease was due to our ability to increase revenue without a commensurate increase in corporate expenses. We anticipate that general and administrative expense will continue to increase in absolute dollars, due to growth in management personnel and administrative infrastructure, as well as other costs associated with being a publicly-held company.

   Technology and Development. Technology and development expense includes systems personnel and related costs, software support, technology development costs and Web site hosting and communications expenditures. Technology and development expense increased by $2.6 million from $1.1 million in fiscal 1998 to $3.7 million in fiscal 1999. As a percentage of net sales, technology and development expense decreased from 4.7% in fiscal 1998 to 4.4% in fiscal 1999. This percentage decrease in technology and development expense primarily resulted from our installation in fiscal 1999 of a systems infrastructure that allows us to increase our Web site capacity without a corresponding increase in additional system resources. We anticipate that our technology and development expense will continue to increase in absolute dollars as the need for systems personnel to maintain our Web site and technology infrastructure, as well as systems and software upgrades and enhancements required to support the growth in visitors to our Web site, expands.

   Other Income (Expense), Net. Other income (expense), net consists of interest expense attributable to short-term loans and leases offset by interest income earned by Outpost.com on short-term investments and overnight investments of our cash balances in money market accounts. Other income, net increased by $2.9 million from an expense of $624,000 in fiscal 1998 to income of $2.3 million in fiscal 1999. This change was primarily a result of interest income from short-term investment of our cash balances from our sale of Redeemable Series C Convertible Preferred Stock in February and March 1998 and common stock through our initial public offering on August 5, 1998. All preferred stock was converted to common stock when we completed our initial public offering.

   Net Loss. As a result of the foregoing factors, we incurred a net loss of $7.1 million in fiscal 1998 compared to a net loss of $25.2 million in fiscal 1999.

Year Ended February 28, 1998 Compared to the Year Ended February 28, 1997

   Net Sales. Net sales increased by $11.9 million from $10.8 million in fiscal 1997 to $22.7 million in fiscal 1998. This increase in net sales was primarily a result of increases in our customer base and repeat purchases from existing customers. At the end of fiscal 1998 we had approximately 81,000 customer accounts and international sales represented 36% of net sales.

   Cost of Sales. Cost of sales increased by $11.0 million from $9.5 million in fiscal 1997 to $20.5 million in fiscal 1998. This increase was primarily a result of an increase in product sales volume. Our gross profit increased by $901,000, or 71.8%, from $1.3 million in fiscal 1997 to $2.2 million in fiscal 1998 as a result of our growth in revenues. As a percentage of net sales, our gross profit margin decreased from 11.6% in fiscal 1997 to 9.5% in fiscal 1998. This decrease in gross margin was primarily due to an increase in the proportion of sales of lower margin hardware products and the implementation of more aggressive pricing strategies in fiscal 1998.

   Sales and Marketing. Sales and marketing expense increased by $4.5 million from $1.4 million in fiscal 1997 to $5.9 million in fiscal 1998. As a percentage of net sales, sales and marketing expense increased from 13.0% in fiscal 1997 to 26.2% in fiscal 1998. The increase was primarily a result of increased costs associated with fixed monthly advertising and placement fees paid to strategic partners, increased warehouse, shipping and related costs, increased advertising and promotional costs incurred to build brand recognition and increases in sales and customer service staffing to support the growth in sales.

   General and Administrative. General and administrative expense increased by $818,000 from $805,000 in fiscal 1997 to $1.6 million in fiscal 1998. This dollar increase was due to increases in both executive and administrative personnel and office expenses associated with such personnel. As a percentage of net sales, general and administrative expense decreased from 7.5% in fiscal 1997 to 7.1% in fiscal 1998.

   Technology and Development. Technology and development expense increased by $676,000 from $382,000 in fiscal 1997 to $1.1 million in fiscal 1998. As a percentage of net sales, technology and development expense increased from 3.5% in fiscal 1997 to 4.7% in fiscal 1998. The increase in technology and development expense in absolute dollars and as a percentage of net sales was primarily a result of increases in systems personnel to maintain our Web site and technology infrastructure, as well as systems and software upgrades required to support the growth in visitors to our Web site.

   Other Income (Expense), Net. Other income (expense), net consists of interest expense attributable to a convertible debenture, a bridge loan, short-term loans and leases offset by interest income earned by us on overnight investments of our cash balances in money market accounts. Other income (expense), net decreased from income of $630 in fiscal 1997 to an expense of $624,000 in fiscal 1998. This change was primarily a result of an increase in interest expense related to the amortization of the original issue discount in connection with the bridge loan.

   Net Loss. As a result of the foregoing factors, we incurred a net loss of $1.3 million in fiscal 1997 compared to a net loss of $7.1 million in fiscal 1998.

Liquidity and Capital Resources

   Outpost.com used $25.5 million in cash to fund operations during fiscal 1999. During this period, our principal operating cash requirements were to fund our net loss and for increases in inventories, prepaid expenses and other assets, and accounts receivable, offset in part by increases in accounts payable and accrued expenses. The increase in accounts receivable represents the increase in our on-account credit sales to small business, college and university customers, as well as the increase in receivables from our Web site advertisers. In addition, we used $33.1 million in cash for investing activities during fiscal 1999 to purchase property and equipment and short term investments, primarily from the proceeds of our initial public offering.

   We generated $78.1 million in cash from financing activities during fiscal 1999. Financing activities included $65.5 million of net proceeds from the issuance of common stock in an initial public offering, $13.7 million from the sale of shares of Redeemable Series C Convertible Preferred Stock and $545,000 from the issuance of common stock warrants. These amounts were offset by repayment of notes payable of $2.0 million.

   At February 28, 1999, we had $26.9 million in cash and cash equivalents compared to $7.3 million at February 28, 1998. Our cash is currently invested in A1/P1 or better grade commercial paper. Additionally, we also had $28.7 million invested in short term corporate bonds with a minimum AA rating. As of February 28, 1999, our material capital commitments consisted of $1.3 million in obligations outstanding under capital leases. We spent $1.6 million in fiscal 1999 in conjunction with the expansion of our headquarters and plan to spend additional funds in the future in conjunction with further expansion.

   We entered into a $7.0 million "flooring" credit agreement with Deutsche Financial Services Corporation ("DFS") pursuant to which DFS may, at its option, extend credit to Outpost.com from time to time to purchase inventory from DFS approved vendors or for other purposes. Under this agreement we can purchase inventory from certain vendors and elect to have these vendors invoice DFS instead of us. DFS pays this invoice and, in turn, bills us on a periodic basis throughout the month. If we pay this note within 30 days, we pay no interest. If the note remains outstanding after 30 days, we must pay a .25% fee and interest accrues at a variable rate based on the prime rate plus 2.5%. If the note remains outstanding after 181 days, interest begins to accrue at the prime rate plus 6.5%. To date, we have paid all notes within 30 days and have incurred no interest charges under this facility. We intend to continue to do so in the future. All of our assets and the pledge of $2.5 million in cash instruments secure this facility. As of February 28, 1999, we had an outstanding balance of $5.2 million under this facility.

   We believe that our current cash and cash equivalents and short term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If available cash and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Year 2000

   The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs may recognize a year that ends in "00" as the Year 1900 rather than the Year 2000. This could result in a significant disruption of operations and an inability to process certain transactions.

   Outpost.com's State of Readiness. We use a significant number of computer software programs and operating systems in our internal operations, including applications used in order processing, inventory management, distribution, financial business systems and various administrative functions. To determine the effect, if any, of the Year 2000 Problem on our operations, we began a comprehensive audit of our internal information systems in June 1998 to determine if they are able to correctly interpret the upcoming Year 2000. We expect to complete this review by the second calendar quarter of 1999. Although we have not completed our review and are still gathering information, based on our review to date, we believe that our principal information systems correctly define the Year 2000 and thus, the impact of the Year 2000 Problem will have no material effect on our systems. We are also in the process of contacting third parties in an effort to determine the extent to which the failure of these parties to timely identify and correct their own problems associated with the Year 2000 Problem may affect us. The third parties include suppliers, strategic partners and key service providers (including our contract warehouse and Web hosting service provider).

   Costs Associated with the Year 2000 Problem. To date, the costs incurred to conduct the review of our internal information systems and to identify the impact of the Year 2000 Problem on third parties have been immaterial and we expect that the additional costs incurred to complete this review will also be immaterial. However, the costs incurred to address the Year 2000 Problem could increase materially if in completing the review of our internal information systems, we identify non-compliant systems which must be replaced or modified or if we identify any other problems related to the Year 2000 Problem which must be addressed.

   Risks Associated with the Year 2000 Problem. To the extent that our assessment fails to identify any non-compliant systems operated by Outpost.com or by third parties, the Year 2000 Problem could have a material adverse effect on our operations. Such failure could result in systems interruptions or failures including the inability to process and ship orders, to collect credit card payments and to provide effective customer service, which could cause the loss of business and customers and could subject Outpost.com to claims for damages. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternate implemented, which is unknown at this time.

   Contingency Plan. We believe that our efforts towards Year 2000 compliance will be completed on schedule by the third calendar quarter of 1999. We will continue to monitor the need for a contingency plan based on the results of our Year 2000 compliance efforts.

Recent Accounting Pronouncements

   The FASB recently issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes standards for accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is currently effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this pronouncement is not expected to have a material impact on our financial position or results of operations.

   The AICPA Accounting Standards Executive Committee recently issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software, and is effective for fiscal years beginning after December 15, 1998. The statement also requires that costs related to the preliminary project stage and post implementation/ operations stage in an internal-use computer software development project be expensed as incurred. We complied with the provisions of SOP 98-1 in fiscal 1999. The adoption of this SOP had no material impact on our financial position or results of operations.

   The AICPA Accounting Standards Executive Committee recently issued SOP 98-5, Reporting on the Costs of Start-Up Activities. This statement requires that costs incurred during start-up activities, including organization costs, be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998. We will comply with the provisions of SOP 98-5 in fiscal 2000. The adoption of this SOP is expected to have no impact on our financial position or results of operations.

Certain Factors That May Affect Our Results of Operations

   This Annual Report on Form 10-K may contain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements regarding (i) the limitations of traditional computer retailing,
(ii) the structural benefits of e-commerce, (iii) the expected benefits of our systems in development that will customize our shopping experience, (iv) our intention to pursue more branding and advertising campaigns, (v) our expectation that general and administrative expenses and technology and development expenses will continue to increase, (vi) the sufficiency of our cash, cash equivalents and short term investments (vii) and our year 2000 readiness. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: (i) our early stage of development, (ii) competition, (iii) our ability to expand internationally,
(iv) uncertainty regarding the continued growth of the Internet and online commerce, (v) uncertainty regarding governmental regulation and (vi) reliance on strategic alliances. For further information, refer to the more specific risk and uncertainties discussed throughout this discussion and analysis.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We did not have any derivative financial instruments as of February 28, 1999. However, we are exposed to interest rate risk. We employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short term investments, which are classified as available-for-sale securities as of February 28, 1999. We believe that the market risk arising from holdings of our financial instruments is not material.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             CYBERIAN OUTPOST, INC.

         Index to Financial Statements and Financial Statement Schedule

                                                                         Page
                                                                        Number
                                                                        ------
Financial Statements:
Independent Auditors' Report...........................................   20
Balance Sheets as of February 28, 1998 and 1999........................   21
Statements of Operations for the Years Ended February 28, 1997, 1998
 and 1999..............................................................   22
Statements of Redeemable Preferred Stock and Changes in Stockholders'
 Equity (Deficit) for the Years Ended February 28, 1997, 1998 and
 1999..................................................................   23
Statements of Cash Flows for the Years Ended February 1997, 1998 and
 1999..................................................................   24
Notes to Financial Statements..........................................   25
Schedule:
Independent Auditors' Report...........................................   38
Schedule II, Valuation and Qualifying Accounts.........................   39

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Cyberian Outpost, Inc:

   We have audited the accompanying balance sheets of Cyberian Outpost, Inc. as of February 28, 1998 and 1999, and the related statements of operations, redeemable preferred stock and changes in stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyberian Outpost, Inc. as of February 28, 1998 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 1999, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Providence, Rhode Island
March 26, 1999

                             CYBERIAN OUTPOST, INC.

                                 BALANCE SHEETS

                                                       February 28,
                                                     --------------------------
                                                         1998          1999
                                                     ------------  ------------
                                                     (in thousands, except per
                                                            share data)
Assets
Current assets:
  Cash and cash equivalents........................  $      7,325  $     26,828
  Short term investments (note 3)..................           --         28,735
  Accounts receivable, less allowance for doubtful
   accounts of $47 in 1998
   and $212 in 1999................................           474         3,441
  Inventories......................................         1,411         5,750
  Prepaid expenses and other current assets........            98           365
                                                     ------------  ------------
    Total current assets...........................         9,308        65,119
Property and equipment, net (note 2)...............         1,612         5,937
Other assets.......................................            20           408
                                                     ------------  ------------
    Total assets...................................  $     10,940  $     71,464
                                                     ============  ============
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Notes payable (note 4)...........................  $      2,750  $        --
  Current portion of capital lease obligations
   (note 8(c)).....................................           108           501
  Accounts payable (note 8(d)).....................         3,420         8,985
  Accrued expenses (notes 2 and 8(a))..............         2,206         2,779
                                                     ------------  ------------
    Total current liabilities......................         8,484        12,265
Capital lease obligations, excluding current
 portion (note 8(c))...............................           136           778
                                                     ------------  ------------
    Total liabilities..............................         8,620        13,043
                                                     ============  ============
Commitments (note 8)
Redeemable Series C Convertible Preferred Stock, no
 par value, 875,000
 shares issued and outstanding at February 28, 1998
 (liquidation value
 of $7,000,000) (notes 6 and 11)...................         5,991           --
Stockholders' equity (deficit) (notes 5 and 7):
Preferred stock, $0.01 par value, 10,000,000
 authorized,
 682,738 Series A Convertible Shares (liquidation
 value of $2,321,309) issued and outstanding and
 163,043 Series B Convertible Shares (liquidation
 value of $750,000) issued and outstanding at
 February 28, 1998.................................         2,614           --
Common stock, $0.01 par value, 50,000,000 shares
 authorized, 6,680,286
 shares issued and outstanding at February 28, 1998
 and 23,004,744
 shares issued and outstanding at February 28,
 1999..............................................            67           230
Additional paid-in capital.........................         2,450        92,319
Accumulated other comprehensive loss...............           --           (106)
Accumulated deficit................................        (8,802)      (34,022)
                                                     ------------  ------------
    Total stockholders' equity (deficit)...........        (3,671)       58,421
                                                     ============  ============
    Total liabilities and stockholders' equity
     (deficit).....................................  $     10,940  $     71,464
                                                     ============  ============

                See accompanying notes to financial statements.

                             CYBERIAN OUTPOST, INC.

                            STATEMENTS OF OPERATIONS

                                            Years Ended February 28,
                                     -----------------------------------------
                                         1997          1998          1999
                                     ------------  ------------  -------------
                                      (in thousands, except per share data)
Net sales..........................  $     10,790  $     22,681  $      85,203
Cost of sales......................         9,535        20,525         76,919
                                     ------------  ------------  -------------
  Gross profit.....................         1,255         2,156          8,284
Operating expenses:
  Sales and marketing (note 8(a))..         1,407         5,943         26,865
  General and administrative.......           805         1,623          5,214
  Technology and development.......           382         1,058          3,717
                                     ------------  ------------  -------------
    Total operating expenses.......         2,594         8,624         35,796
                                     ------------  ------------  -------------
  Operating loss...................        (1,339)       (6,468)       (27,512)
Other income (expense), net:
  Interest expense.................            (4)         (658)           (66)
  Interest income..................           --            --           2,354
  Other, net.......................             5            34              4
                                     ------------  ------------  -------------
    Other income (expense), net....             1          (624)         2,292
                                     ------------  ------------  -------------
  Net loss.........................  $     (1,338) $     (7,092) $     (25,220)
Accretion of premium on preferred
 stock.............................           --            --            (210)
Dividends applicable to preferred
 stockholders......................           --            --            (613)
                                     ------------  ------------  -------------
  Net loss applicable to common
   stockholders (note 1(k))........      $ (1,338)     $ (7,092)     $ (26,043)
                                     ============  ============  =============
Basic and diluted net loss per
 common share......................  $      (0.22)        (1.07) $       (1.64)
                                     ============  ============  =============
Weighted average basic and
 dilutedcommon shares outstanding..         6,145         6,633         15,886
                                     ============  ============  =============
Pro forma basic and diluted net
 loss per common share (note
 1(k)).............................  $      (0.22) $      (0.86) $       (1.24)
                                     ============  ============  =============
Pro forma weighted average basic
 and diluted common shares
 outstanding.......................         6,145         8,260         20,312
                                     ============  ============  =============


                See accompanying notes to financial statements.

                            CYBERIAN OUTPOST, INC.

                 STATEMENTS OF REDEEMABLE PREFERRED STOCK AND
                   CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                       (In thousands, except share data)

                                               Redeemable
                                            Preferred Stock
                                           -------------------
                                             Shares    Amount
                                           ----------  -------
Balance,
February 29,
1996............                                  --       --
Value of
warrants issued
for services
rendered........                                  --       --
Issuance of
common stock
awards to
employees.......                                  --       --
Issuance of
common stock for
services
rendered........                                  --       --
Net loss........                                  --       --
                                           ----------  -------
Balance,
February 28,
1997............                                  --       --
Issuance of
common stock
awards to
employees.......                                  --       --
Issuance of
common stock for
services
rendered........                                  --       --
Sales of Series
A Convertible
Preferred Stock,
net of expenses
and value of
warrants
issued..........                                  --       --
Value of
warrants issued
in connection
with Series A
Convertible Preferred Stock..                     --       --
Sales of Series
B Convertible
Preferred Stock,
net of
expenses........                                  --       --
Value of
warrants issued
in
connection with marketing agreement (note
7)..............                                  --       --
Value of
warrants issued
in connection
with bridge
financing
(note 7)........                                  --       --
Sales of Series
C Redeemable
Convertible
Preferred Stock,
net of expenses
and value of
warrants
issued..........                              875,000   $5,991
Warrants issued
in connection
with Series C
Redeemable
Convertible Preferred Stock..                     --       --
Contingent stock
purchase
warrants issued
in connection
with Series C
Redeemable
Convertible
Preferred
Stock...........                                  --       --
Net loss........                                  --       --
                                           ----------  -------
Balance,
February 28,
1998............                              875,000    5,991
Sales of Series
C Redeemable
Convertible
Preferred Stock,
net of expenses
andvalue of
warrants
issued..........                            1,895,125   13,658
Warrants issued
in fonnection
with Series C
Redeemable
Convertible Preferred Stock..                     --       --
Contingent stock
purchase
warrants issued
in connection
with Series C
Redeemable
Convertible
Preferred
Stock...........                                  --       --
Conversion of
Debenture to
Series B
Convertible
Preferred
Stock...........                                  --       --
Accretion on
Redeemable
Series
C Convertible Preferred Stock..                   --       210
Dividends on
Redeemable
Series
C Convertible Preferred Stock..                   --       613
Conversion of
Convertible
Preferred Stock to common
stock...........                           (2,770,125) (20,472)
Sale of common
stock at initial
publicoffering
net of
expenses........                                  --       --
Issuance of
stock options...                                  --       --
Exercise of
employee stock
options.........                                  --       --
Exercise of
common stock
warrants (note
7)..............                                  --       --
Comprehensive
loss
 Net loss.......                                  --       --
 Change in
 unrealized
 holding loss in
 available for
 sale
 securities.....                                  --       --
 Comprehensive
 loss...........                                  --       --
                                           ----------  -------
Balance,
February 28,
1999............                                  --       --
                                           ==========  =======
                                                                       Stockholders' Equity (Deficit)
                                           -----------------------------------------------------------------------------------------
                                                                                                         Accumulated      Total
                                            Preferred Stock      Common Stock    Additional                 Other      Stockholders'
                                           ------------------- -----------------  Paid-in   Accumulated Comprehensive     Equity
                                             Shares    Amount    Shares   Amount  Capital     Deficit   Income (Loss)   (Deficit)
                                           ----------- ------- ---------- ------ ---------- ----------- ------------- --------------
Balance,
February 29,
1996............                                  --      --    6,000,000  $ 60   $    279   $   (372)        --         $   (33)
Value of
warrants issued
for services
rendered........                                  --      --          --    --          60        --          --              60
Issuance of
common stock
awards to
employees.......                                  --      --      418,582     4        135        --          --             139
Issuance of
common stock for
services
rendered........                                  --      --       33,066     1         11        --          --              12
Net loss........                                  --      --          --    --         --      (1,338)        --          (1,338)
                                           ----------- ------- ---------- ------ ---------- ----------- ------------- --------------
Balance,
February 28,
1997............                                  --      --    6,451,648    65        485     (1,710)        --          (1,160)
Issuance of
common stock
awards to
employees.......                                  --      --      216,149     2        243        --          --             245
Issuance of
common stock for
services
rendered........                                  --      --       12,489   --          14        --          --              14
Sales of Series
A Convertible
Preferred Stock,
net of expenses
and value of
warrants
issued..........                              682,738   1,949         --    --         --         --          --           1,949
Value of
warrants issued
in connection
with Series A
Convertible Preferred Stock..                     --      --          --    --         166        --          --             166
Sales of Series
B Convertible
Preferred Stock,
net of
expenses........                              163,043     665         --    --         --         --          --             665
Value of
warrants issued
in
connection with marketing agreement (note
7)..............                                  --      --          --    --         704        --          --             704
Value of
warrants issued
in connection
with bridge
financing
(note 7)........                                  --      --          --    --         567        --          --             567
Sales of Series
C Redeemable
Convertible
Preferred Stock,
net of expenses
and value of
warrants
issued..........                                  --      --          --    --         --         --          --             --
Warrants issued
in connection
with Series C
Redeemable
Convertible Preferred Stock..                     --      --          --    --         236        --          --             236
Contingent stock
purchase
warrants issued
in connection
with Series C
Redeemable
Convertible
Preferred
Stock...........                                  --      --          --    --          35        --          --              35
Net loss........                                  --      --          --    --         --      (7,092)        --          (7,092)
                                           ----------- ------- ---------- ------ ---------- ----------- ------------- --------------
Balance,
February 28,
1998............                              845,781   2,614   6,680,286    67      2,450     (8,802)        --          (3,671)
Sales of Series
C Redeemable
Convertible
Preferred Stock,
net of expenses
andvalue of
warrants
issued..........                                  --      --          --    --         --         --          --             --
Warrants issued
in fonnection
with Series C
Redeemable
Convertible Preferred Stock..                     --      --          --    --         474        --          --             474
Contingent stock
purchase
warrants issued
in connection
with Series C
Redeemable
Convertible
Preferred
Stock...........                                  --      --          --    --          71        --          --              71
Conversion of
Debenture to
Series B
Convertible
Preferred
Stock...........                              163,043     750         --    --         --         --          --             750
Accretion on
Redeemable
Series
C Convertible Preferred Stock..                   --      --          --    --        (210)       --          --            (210)
Dividends on
Redeemable
Series
C Convertible Preferred Stock..                   --      --          --    --        (613)       --          --            (613)
Conversion of
Convertible
Preferred Stock to common
stock...........                           (1,008,824) (3,364) 11,336,847   113     23,723        --          --          20,472
Sale of common
stock at initial
publicoffering
net of
expenses........                                  --      --    4,000,000    40     65,451        --          --          65,491
Issuance of
stock options...                                  --      --          --    --         378        --          --             378
Exercise of
employee stock
options.........                                  --      --      223,650     2        603        --          --             605
Exercise of
common stock
warrants (note
7)..............                                  --      --      763,961     8         (8)       --          --             --
Comprehensive
loss
 Net loss.......                                  --      --          --    --         --     (25,220)        --         (25,220)
 Change in
 unrealized
 holding loss in
 available for
 sale
 securities.....                                  --      --          --    --         --         --       $ (106)          (106)
                                                                                                                      --------------
 Comprehensive
 loss...........                                  --      --          --    --         --         --          --         (25,326)
                                           ----------- ------- ---------- ------ ---------- ----------- ------------- --------------
Balance,
February 28,
1999............                                  --      --   23,004,744  $230   $ 92,319   $(34,022)     $ (106)       $58,421
                                           =========== ======= ========== ====== ========== =========== ============= ==============

                See accompanying notes to financial statements.

                             CYBERIAN OUTPOST, INC.

                            STATEMENTS OF CASH FLOWS

                                                    Years Ended February 28,
                                                    --------------------------
                                                     1997     1998      1999
                                                    -------  -------  --------
                                                         (in thousands)
Cash flows from operating activities:
  Net loss......................................... $(1,338) $(7,092) $(25,220)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization..................      95      145     1,111
    Amortization of original issue discount on
     bridge financing..............................     --       568       --
    Issuance of common stock for services
     rendered......................................      11       14       --
    Issuance of common stock awards to employees...     139      245       --
    Issuance of common stock warrants..............      60      704       --
    Issuance of common stock options to employees..     --       --        378
    Provision for doubtful accounts................     (14)      69       228
    Loss on disposal of property and equipment.....     --         2       --
    Loss on sales and maturities of short term
     investments...................................     --       --         38
    (Increase) decrease in operating assets:
      Accounts receivable..........................    (159)    (346)   (3,195)
      Inventories..................................     (83)  (1,097)   (4,339)
      Prepaid expenses and other assets............       1     (115)     (655)
    Increase in operating liabilities:
      Accounts payable.............................   1,107    1,876     5,565
      Accrued expenses.............................      52    2,069       573
                                                    -------  -------  --------
        Net cash used in operating activities......    (129)  (2,958)  (25,516)
                                                    -------  -------  --------
Cash flows from investing activities:
  Purchases of property and equipment..............     (95)  (1,322)   (4,200)
  Purchases of short term investments..............     --       --    (40,680)
  Proceeds from sales and maturities of short term
   investments.....................................     --       --     11,801
  Proceeds from the sale of property and
   equipment.......................................     --         1       --
                                                    -------  -------  --------
        Net cash used in investing activities......     (95)  (1,321)  (33,079)
                                                    -------  -------  --------
Cash flows from financing activities:
  Proceeds from borrowings of notes payable........     200    2,632       --
  Repayment of notes payable.......................     (35)    (150)   (2,000)
  Repayment of capital lease obligations...........     (19)     (28)     (201)
  Proceeds from issuance of preferred stock........     --     2,114       --
  Proceeds from issuance of redeemable preferred
   stock...........................................     --     5,991    13,658
  Proceeds from issuance of common stock warrants..     --     1,004       545
  Proceeds from issuance of common stock...........     --       --     66,096
                                                    -------  -------  --------
        Net cash provided by financing activities..     146   11,563    78,098
                                                    -------  -------  --------
        Net increase (decrease) in cash and cash
         equivalents...............................     (78)   7,284    19,503
        Cash and cash equivalents at beginning of
         period....................................     119       41     7,325
                                                    -------  -------  --------
        Cash and cash equivalents at end of
         period.................................... $    41  $ 7,325  $ 26,828
                                                    =======  =======  ========

                See accompanying notes to financial statements.

                             CYBERIAN OUTPOST, INC.

                         NOTES TO FINANCIAL STATEMENTS

              For the Years ended February 28, 1997, 1998 and 1999

(1) Description of Business and Summary of Significant Accounting Policies

 (a) Description of Business

   Cyberian Outpost, Inc. ("Cyberian" or the "Company") was incorporated in the state of Connecticut on March 6, 1995 and reincorporated in the state of Delaware on July 8, 1998. The Company is a leading, global, online retailer of computer hardware and software products. In December 1998, the Company dissolved a non-operating subsidiary, Cyberian Merchant Solutions, Inc.

 (b) Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 (c) Cash Equivalents

   For purposes of the statements of cash flows, the Company considers all investment instruments with original maturities of three months or less to be cash equivalents. Cash equivalents at February 28, 1999 included investments in overnight repurchase agreements, money market funds and commercial paper.

 (d) Inventories

   Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method.

 (e) Property and Equipment

   Property and equipment are stated at cost. Equipment under capital lease obligations is stated at the lesser of the present value of minimum rental and other lease payments or fair value at the time of acquisition. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, or over the term of the lease if shorter.

   Estimated useful lives for financial reporting purposes are as follows:

   Computers...................                                         3 years
   Purchased software..........                                       2-3 years
   Office equipment............                                         3 years
   Furniture and fixtures......                                         7 years
   Leasehold improvements...... Shorter of lease term or useful life, currently ranging from 2-7 years

 (f) Revenue Recognition

   Net sales are comprised of product sales, net of returns and allowances, and advertising revenue. Product sales are comprised of computer hardware, software and accessories and are recognized when the products are shipped to customers. The Company records a reserve for estimated sales returns at the time of shipment based on historical return rates. Advertising revenue is derived from hardware manufacturers and software publishers that pay for promotional placements on the Company's Web site and is recognized ratably over the period in which the Company is obligated to provide the advertising.

                             CYBERIAN OUTPOST, INC.

 (g) Sales and Marketing

   Sales and marketing includes advertising costs, which are charged to expense as incurred. Advertising costs were $342,669, $2,998,047 and $8,357,404 for the years ended February 28, 1997, 1998 and 1999, respectively.

 (h) Technology and Development

   Technology expenses consist primarily of payroll and related expenses of development, systems, and network operations personnel, and systems and telecommunications infrastructure costs.

 (i) Income Taxes

   The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

 (j) Stock-based Compensation

   On March 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. For employee stock-based awards, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net earnings disclosures for employee stock option grants made in fiscal 1996 and later years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure of SFAS No. 123.

   The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

 (k) Net Loss Per Common Share

   Net loss per share is presented under the provisions of SFAS No. 128, Earnings per Share. In accordance with the pronouncement, the net loss applicable to common stockholders includes the accretion of and dividends on the Series C Redeemable Convertible Preferred Stock through the date of conversion to Common Stock. Weighted average shares outstanding includes the Common Stock resulting from the conversion of the Series A and Series B Convertible Preferred Stock and Series C Redeemable Convertible Preferred Stock ("Convertible Stock") from the date of conversion through the end of the year.

   Basic loss per share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of outstanding for each period presented. Diluted loss per share has not been presented separately, as the outstanding stock options, warrants and contingent stock purchase warrants are anti-dilutive for each of the periods presented.

                             CYBERIAN OUTPOST, INC.

   Pro forma net loss per share has been computed under SFAS No. 128, except that it reflects the conversion of the Convertible Stock as of the beginning of the earliest period presented or date of issuance, whichever is later. Therefore, the pro forma net loss per share does not include the accretion of or dividends on the Series C Redeemable Convertible Preferred Stock. The pro forma weighted average shares outstanding includes the Common Stock resulting from the conversion of the Convertible Stock as of the beginning of the earliest period presented or the date of issuance, whichever is later.

   Anti-dilutive potential common shares outstanding were 180,000, 9,807,206 and 5,243,790 as of February 28, 1997, 1998 and 1999, respectively.

   Net loss for the year ended February 28, 1999 has been increased by $823,092 to arrive at net loss applicable to common stockholders, to give effect to $612,838 of dividends and $210,254 of accretion on the Redeemable Series C Convertible Preferred Stock.

 (l) Recapitalization

   In May 1997, the Company effected a 100-for-1 stock split in the form of a stock dividend and amended its Articles of Incorporation to increase the number of authorized shares to 13,000,000, of which 10,000,000 shares were designated as Common Stock and 3,000,000 shares were designated as Preferred Stock, both without nominal or par value. In February 1998, the Company amended its Articles of Incorporation to increase the number of authorized shares to 15,000,000, of which 10,000,000 shares were designated as Common Stock and 5,000,000 shares were designated as Preferred Stock, both without nominal or par value. In July 1998, the Company effected a 3-for-1 stock split in the form of a stock dividend and amended its Articles of Incorporation to increase the number of authorized shares to 60,000,000, of which 50,000,000 shares were designated as Common Stock and 10,000,000 shares were designated as Preferred Stock, both with par values of $0.01. All references in the financial statements to the number of shares and to per share amounts have been retroactively restated to reflect these changes.

 (m) Supplemental Disclosure of Non-Cash Investing and Financing Activities

   During the year ended February 28, 1998, the Company issued shares of Series A Convertible Preferred Stock with an aggregate market value of $500,000 to several investors as full repayment on notes payable with a balance of $500,000.

   During the year ended February 28, 1999, the Company (i) increased the Redeemable Series C Convertible Preferred Stock and decreased additional paid-in capital by $823,092 to record accumulated dividends of $612,838 and accretion of $210,254 on the Redeemable Series C Convertible Preferred Stock,
(ii) converted the $750,000 debenture into 163,043 shares of Series B Convertible Preferred Stock, (iii) converted all Convertible Stock to Common Stock effective upon the consummation of the initial public offering, and (iv) issued 763,961 shares of common stock for cashless exercises of warrants.

   During the years ended February 28, 1997, 1998 and 1999, the Company acquired office equipment, furniture and fixtures and leasehold improvements by incurring capital lease obligations of $52,634, $238,185 and $1,241,909, respectively.

 (n) Supplemental Disclosure of Cash Paid for Interest and Income Taxes

   During the years ended February 28, 1997, 1998 and 1999, the Company paid cash for interest of $1,665, $87,522 and $68,918, respectively, and for income taxes of $250, $500, and $4,500, respectively.

                             CYBERIAN OUTPOST, INC.

 (o) Comprehensive Income

   On March 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net loss and net unrealized gains (losses) on securities and is presented in the statements of Redeemable Preferred Stock and changes in stockholders' equity. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations.

 (p) Investment Securities

   Investment securities at February 28 ,1999 consist of short-term corporate and government-backed debt instruments with a minimum rating of AA. The Company classifies its debt securities as available-for-sale.

   Unrealized gains and losses, net of related tax effect, on holdings of available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

   A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

(2) Financial Statement Details

   Property and equipment consist of the following at February 28, 1998 and 1999:

                                                             1998       1999
                                                          ---------- ----------
   Computers............................................. $  410,790 $2,020,095
   Purchased software....................................  1,155,430  2,721,271
   Office equipment......................................    116,502    268,269
   Furniture and fixtures................................    127,700    560,949
   Leasehold improvements................................     54,141  1,671,735
                                                          ---------- ----------
                                                           1,864,563  7,242,319
   Less accumulated depreciation and amortization........    253,100  1,305,214
                                                          ---------- ----------
                                                          $1,611,463 $5,937,105
                                                          ========== ==========

   Accrued expenses consist of the following at February 28, 1998 and 1999:

                                                             1998       1999
                                                          ---------- ----------
   Accrued advertising................................... $  908,813 $  205,190
   Accrued preferred stock issuance costs................    604,617        --
   Accrued payroll and related taxes.....................    194,402    535,357
   Other.................................................    497,939  2,038,672
                                                          ---------- ----------
                                                          $2,205,771 $2,779,219
                                                          ========== ==========

                             CYBERIAN OUTPOST, INC.

(3) Short Term Investments

   The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type at February 28, 1999 were as follows:

                                           Gross Unrealized Gross Unrealized
                            Amortized Cost  Holding Gains    Holding Losses  Fair Value
                            -------------- ---------------- ---------------- -----------
   At February 28, 1999
   Government securities...  $ 4,500,000         $313          $  (2,180)    $ 4,498,133
   Corporate debt
    securities.............   16,092,533          --            (105,002)     15,987,531
   Municipal debt
    securities.............    8,250,000          --                 --        8,250,000
                             -----------         ----          ---------     -----------
                             $28,842,533         $313          $(107,182)    $28,735,664
                             ===========         ====          =========     ===========

   Maturities of debt securities classified as available-for-sale at February 28, 1999 were as follows:

                                                      Amortized Cost Fair Value
                                                      -------------- -----------
   At February 28, 1999
   Due within one year...............................  $20,592,533   $20,485,664
   Due after ten years...............................    8,250,000     8,250,000
                                                       -----------   -----------
                                                       $28,842,533   $28,735,664
                                                       ===========   ===========

   Proceeds from the sale of investment securities available for sale were $10,251,249, gross realized gains included in income in fiscal 1999 were $1,006 and gross realized losses included in income were $23,657. The change in net unrealized holding losses for fiscal 1999 was $106,869 and is included in accumulated other comprehensive loss.

(4) Notes Payable

   Notes payable at February 28, 1998 consisted of a $750,000 convertible debenture ("Debenture") and a $2,000,000 short-term note ("Note") due to an investor. The Debenture was issued on October 31, 1997, accrued interest at 12.5% per annum, was scheduled to mature on October 31, 1998, and was convertible into shares of Series B Convertible Preferred Stock at a conversion price of $4.60 per share. Subsequent to February 28, 1998, the investor converted the Debenture into 163,043.47 shares of Series B Convertible Preferred Stock.

   The Note was issued on January 13, 1998, together with warrants for the purchase of 376,884.42 shares of Common Stock at $2.6533 per share, exercisable at any time through February 27, 2003 (See Note 7). The Note accrued interest at 12.5% per annum, and was due upon the earlier of the 270-day anniversary of the Note or the date on which the Company closed an equity financing resulting in gross proceeds of at least $6,000,000. Of the total $2,000,000 proceeds from the Note, $567,563 was allocated to the warrants based on their estimated fair value at the date of grant. The Note was considered bridge financing in anticipation of the Company's sale of Redeemable Series C Convertible Preferred Stock. On February 27, 1998, the Company closed on the first tranche of Redeemable Series C Convertible Preferred Stock and received gross proceeds of $7,000,000, at which time the Note matured. Therefore, the Company amortized the original issue discount on the Note over the Note's expected term of 45 days with charges to interest expense. The Note was repaid on March 10, 1998.

   During the year ended February 28, 1998, the Company borrowed $100,000 from the father of the Company's President at a market interest rate. The borrowing was repaid in full in May 1997. In addition, the Company borrowed $250,000 from a stockholder and an aggregate of $100,000 from three principals of the

                             CYBERIAN OUTPOST, INC.

placement agent for the Series A Convertible Preferred Stock offering. These borrowings were exchanged for 147,058.82 shares of Series A Convertible Preferred Stock in May 1997.

   Notes payable at February 28, 1997 consisted of a $50,000 demand note, with interest at 7% per annum, issued to the Company's President, and $150,000 of demand notes, with interest at 7% per annum, issued to a stockholder of the Company. The note payable to the President was repaid in full in May 1997, and the notes due to the stockholder were exchanged by the stockholder for 44,117.65 shares of Series A Convertible Preferred Stock.

(5) Preferred Stock

   At February 28, 1998, Preferred Stock consisted of 10,000,000 shares authorized and designated as 700,000 shares of Series A Convertible Preferred Stock, 500,000 shares of Series B Convertible Preferred Stock, 3,000,000 shares of Redeemable Series C Convertible Preferred Stock and 5,800,000 shares undesignated.

   In May and July 1997, the Company issued an aggregate of 638,620 shares of Series A Convertible Preferred Stock at $3.40 per share and received net proceeds of $1,948,736. The Company also issued 44,117.65 shares of Series A Convertible Preferred Stock at $3.40 per share in repayment of certain notes. The Series A Convertible Preferred Stock was convertible into Common Stock on a three-for-one basis and had a liquidation preference of $3.40 per share.

   In October 1997, the Company issued 163,043 shares of Series B Convertible Preferred Stock at $4.60 per share and received net proceeds of $665,040. The Series B Convertible Preferred Stock was convertible into Common Stock on a three-for-one basis and had a liquidation preference of $4.60 per share.

   All Preferred Stock was converted into Common Stock concurrent with the completion of the Company's initial public offering on August 5, 1998.

(6) Redeemable Preferred Stock

   In February 1998, the Company issued 875,000 shares of Redeemable Series C Convertible Preferred Stock at $7.96 per share and received net proceeds of $5,990,758. In March 1998, the Company issued an additional 1,895,125 shares of Redeemable Series C Convertible Preferred Stock at $7.96 per share and received net proceeds of $13,657,976. The Redeemable Series C Convertible Preferred Stock was converted into Common Stock on a three-for-one basis concurrent with the completion of the Company's initial public offering on August 5, 1998.

(7) Common Stock

 (a) Common Stock Warrants

   In July 1996, the Company issued a warrant to purchase 180,000 shares of Common Stock at an exercise price of $.0041 per share to a placement agent. Using the Black-Scholes model, the warrant was valued at $60,000. This amount was recorded as an expense when incurred since the placement agent was not successful in raising equity financing for the Company. The warrant was exercised in August 1998 through a net cashless exercise.

   In May and July 1997, the Company issued warrants to purchase an aggregate of 261,479.13 shares of Common Stock at an exercise price of $1.1333 per share in connection with the Series A Convertible Preferred Stock financing. Using the Black-Scholes model, the warrants were valued at $166,275. This amount was

                             CYBERIAN OUTPOST, INC.

recorded as a reduction to the net proceeds of the Series A Convertible Preferred Stock financing. The warrants were exercised in November 1998 through a net cashless exercise.

   In December 1997, the Company issued a warrant to purchase 355,707 shares of Common Stock at an exercise price of $2.6533 per share in connection with a marketing agreement (see Note 8(a)). The warrant expires in December 2007. Using the Black-Scholes model, the Company calculated the fair value of the warrant for those shares that vested immediately at $703,897. This amount was recorded as a charge to marketing expense. The warrant was still outstanding at February 28, 1999.

   In January 1998, the Company issued a warrant to purchase 376,884.42 shares of Common Stock at an exercise price of $2.6533 per share in connection with the Note (see Note 4). Using the Black-Scholes model, the warrant was valued at $567,563. This amount was recorded as a reduction to the carrying value of the Note. The warrant was exercised in January 1999 through a net cashless exercise.

   In February 1998, the Company issued a warrant to purchase 157,500 shares of Common Stock at an exercise price of $2.6667 per share to an investment banker in connection with the Redeemable Series C Convertible Preferred Stock financing. The warrant expires in February 2003. Using the Black-Scholes model, the warrant was valued at $235,662. In March 1998 and also in connection with the sale of the Redeemable Series C Convertible Preferred Stock, the Company issued to an investment banker warrants to purchase 316,811.25 shares of Common Stock at an exercise price of $2.6667 per share. The warrants expire in March 2003. Using the Black-Scholes model, the warrants were valued at $474,035. These amounts were recorded as a reduction in the carrying value of the Redeemable Series C Convertible Preferred Stock and were amortized and included in the accretion to the redemption value of the Redeemable Series C Convertible Preferred Stock through August 5, 1998, the date the Redeemable Series C Convertible Preferred Stock was converted to Common Stock.

   In connection with the Redeemable Series C Convertible Preferred Stock financing, the Company issued contingent stock purchase warrants in fiscal 1998 and 1999 to the holders of the Redeemable Series C Convertible Preferred Stock for the purchase of 393,750 shares and 852,806.25 shares, respectively, of Common Stock at an exercise price of $3.3333 per share. The contingent warrants were only exercisable upon the earlier of (i) the completion by the Company of an initial public offering at a price per share of less than (x) 200% of the then applicable conversion price if the initial public offering occurred within 12 months of the closing of the Redeemable Series C Convertible Preferred Stock financing, or (y) 250% of the then applicable conversion price if the initial public offering occurred after 12 months from the closing of such financing but within 24 months of the closing, or (ii) the second anniversary of the closing if the Company has not completed an initial public offering.

   The contingent stock purchase warrants issued in fiscal 1998 and 1999 were valued at $35,000 and $71,015, respectively, and recorded as a reduction to the net proceeds of the Redeemable Series C Convertible Preferred Stock financing. The contingent stock purchase warrants were cancelled upon the completion of the Company's initial public offering.

 (b) Common Stock Options

   The Company has three stock option plans, which are described below. SFAS No. 123, Accounting for Stock-Based Compensation, requires companies to either
(a) record an expense related to its stock option plans based on the estimated fair value of stock options as of the date of the grant or (b) disclose pro forma net income (loss) and earnings (loss) per share data as if the Company had recorded an expense, beginning with options granted in fiscal 1996. No options were granted by the Company prior to fiscal 1998. The Company has elected to apply APB Opinion No. 25 and related Interpretations in accounting for these plans and to comply

                             CYBERIAN OUTPOST, INC.

with the SFAS No. 123 disclosure requirements. Had compensation cost for such plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS No. 123, the Company's net loss applicable to common stockholders would have been increased to the pro forma amounts indicated below:

                                                       1998          1999
                                                    -----------  ------------
Net loss applicable to
 common stockholders.... As reported                $(7,091,829) $(26,042,811)
                         Pro forma for SFAS No. 123 $(7,125,479) $(35,937,576)
Basic and diluted loss
 per share.............. As reported                $     (1.07) $      (1.64)
                         Pro forma for SFAS No. 123 $     (1.07) $      (2.26)

   The weighted average fair value of options granted during 1998 and 1999 was $0.59 and $12.04 per share, respectively. The Company estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

                                                                  1998    1999
                                                                 ------- -------
      Expected volatility.......................................      0%     70%
      Dividend yield............................................      0%      0%
      Risk-free interest rate...................................    6.3%    5.5%
      Expected life............................................. 8 years 7 years

   During the year ended February 28, 1998, the Company's stockholders approved the 1997 Stock Option Plan and the 1998 Stock Option Plan (collectively "the Plans"). The 1997 and 1998 Plans authorized the grant of options for up to 900,000 shares and 1,620,000 shares, respectively, of Common Stock. During the year ended February 28, 1999, the Company's stockholders approved the 1998 Employee, Director and Consultant Stock Plan which authorizes the grant of options for up to 3,186,000 shares. Options granted under the Plans are either
(a) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986 ("the Code") or (b) non-qualified options. Incentive stock options may be granted under the Plans to employees of the Company. Non-qualified options may be granted to consultants, directors and officers (whether or not they are employees), or employees of the Company. Options granted under the Plans vest over periods up to five years and are exercisable for a period not to exceed 10 years from the date of grant.

   In fiscal 1999, the Company granted stock options below the fair market value to two employees. Compensation expense of $378,015 was charged to operations in fiscal 1999 related to these stock options.

   A summary of the status of the Company's stock option plans as of February 28, 1998 and 1999 and changes during the years then ended is presented below:

                                                1998               1999
                                         ------------------ -------------------
                                                   Weighted            Weighted
                                                   Average             Average
                                                   Exercise            Exercise
                                          Shares    Price    Shares     Price
                                         --------- -------- ---------  --------
Outstanding at beginning of year........       --     --    1,719,000   $ 1.49
Granted................................. 1,719,000  $1.49   3,054,800   $16.81
Exercised...............................       --     --     (223,650)  $ 2.71
Terminated..............................       --     --     (145,800)  $ 3.65
                                         ---------          ---------
Outstanding at end of year.............. 1,719,000  $1.49   4,404,350   $11.98
                                         =========          =========
Exercisable at end of year..............    75,000  $1.13     391,981   $ 5.05
                                         =========          =========
Shares reserved at end of year..........   801,000            932,200
                                         =========          =========

                             CYBERIAN OUTPOST, INC.

   The following table summarizes information about stock options outstanding at February 28, 1999:

                                         Weighted
                                          Average
                                         Remaining  Weighted             Weighted
                                        Contractual Average              Average
                              Shares       Life     Exercise   Shares    Exercise
 Range of Exercise Prices   Outstanding   (years)    Price   Exercisable  Price
 ------------------------   ----------- ----------- -------- ----------- --------
 $1.13 to 1.53............   1,323,450      8.7      $ 1.40    272,048    $ 1.44
 $2.67....................     111,600      9.0        2.67     20,400      2.67
 $8.33 to 8.75............     359,600      9.5        8.66     28,333      8.75
 $18.00 to 18.31..........   2,542,200      9.4       18.01     71,200     18.04
 $25.50...................      67,500      9.8       25.50          0       --
                             ---------                         -------
                             4,404,350                         391,981
                             =========                         =======

 (c) Common Stock

   During the years ended February 28, 1997 and 1998, the Company issued 451,647 and 228,639 shares, respectively, of Common Stock to employees and consultants in exchange for services. The Company has recorded expense of $150,549 and $259,122, respectively, in the corresponding periods related to these stock issuances.

(8) Commitments

 (a) Marketing Agreement

   The Company entered into a marketing agreement for the period December 1, 1997 through January 31, 1999, with an Internet service and content provider ("the Provider") that established the Company as the exclusive third-party computer hardware and peripherals reseller in certain portions of the Provider's site. The Provider was required to deliver a certain minimum number of impressions to the Company during the term of the agreement.

   In consideration of the marketing, promotion, and advertising provided under the agreement, the Company agreed to pay a total of $5,000,000 for the fourteen-month period ended January 31, 1999. In addition, the Company was required to share a small proportion of its Provider-derived revenue with the Provider. The Company amortized the costs of the agreement over the term of the contract on a straight-line basis with periodic charges to marketing expense. The total expense for the years ended February 28, 1998 and 1999 was $1,071,429 and $3,928,571, respectively. An accrual of $671,429, representing the difference between the cost of services received and payments made under the agreement through February 28, 1998, was included in accrued expenses at February 28, 1998 in the accompanying balance sheet.

 (b) Operating Leases

   The Company is obligated under several operating leases for space rented at its corporate headquarters and vehicle and office equipment leases that expire at various dates during the next seven years. The building lease requires the Company to pay certain costs such as maintenance and insurance. Rental payments for the vehicle lease include minimum rentals plus contingent rentals based on mileage. Rental expense for operating leases was $65,370, $101,431 and $192,821 in 1997, 1998 and 1999, respectively.

                             CYBERIAN OUTPOST, INC.

   Future minimum lease payments under noncancelable operating leases with initial terms in excess of one year are as follows at February 28, 1999:

   Year ending
   -----------
   February 29, 2000................................................. $  302,352
   February 28, 2001.................................................    252,308
   February 28, 2002.................................................    216,000
   February 28, 2003.................................................    216,000
   February 29, 2004.................................................    216,000
                                                                      ----------
                                                                      $1,202,660
                                                                      ==========

 (c) Capital Leases

   The Company has capital lease arrangements for certain computers, furniture and fixtures, and telephone equipment. The assets have an aggregate capitalized cost of $1,532,728 and related accumulated amortization of $262,518 as of February 28, 1999. Future minimum lease payments under capital lease obligations are as follows at February 28, 1999:

   Year ending
   -----------
   February 28, 2000................................................ $  598,468
   February 29, 2001................................................    483,723
   February 28, 2002................................................    360,612
                                                                     ----------
                                                                      1,442,803
   Less amount representing interest................................    163,835
                                                                     ----------
   Present value of future minimum lease payments...................  1,278,968
   Less current portion.............................................    500,519
                                                                     ----------
   Long-term portion................................................ $  778,449
                                                                     ==========

 (d) Flooring Line

   The Company has a $7.0 million "flooring" credit agreement with Deutsche Financial Services Corporation ("DFS") pursuant to which DFS may, at its option, extend credit to the Company from time to time to purchase inventory from DFS approved vendors or for other purposes. Under this agreement, the Company can purchase inventory from certain vendors and elect to have these vendors invoice DFS. DFS pays the invoice and, in turn, bills the Company on a periodic basis throughout the month. If the note is paid within 30 days, the Company pays no interest. If the note remains outstanding after 30 days, the Company pays a .25% fee and interest accrues at a variable rate based on the prime rate plus 2.5%. If the note remains outstanding after 181 days, interest begins to accrue at the prime rate plus 6.5%. To date, the Company has paid all notes within 30 days and has incurred no interest expense under this facility. All of the Company's assets and the pledge of $2.5 million in cash instruments secure this facility. As of February 28, 1999, there was an outstanding balance of $5.2 million under this facility, which is included in accounts payable in the accompanying balance sheet.

                             CYBERIAN OUTPOST, INC.

(9) Income Taxes

   There was no income tax expense for fiscal 1997, 1998 and 1999. This differed from the expected tax benefit computed by applying the statutory rate of 34 percent to the net loss before taxes as a result of the following:

                                                Year ended February 28
                                           -----------------------------------
                                             1997        1998         1999
                                           ---------  -----------  -----------
   Computed "expected" tax benefit.......  $(454,900) $(2,411,300) $(8,574,800)
   Increase (reduction) in income taxes
    resulting from.......................
     Change in the beginning-of-the-year
      balance of the valuation allowance
      for deferred tax assets allocated
      to income tax expense..............    609,600    2,877,500   10,210,700
     State and local income taxes, net of
      federal income tax benefit.........    (88,300)    (468,100)  (1,664,500)
     Other, net..........................    (66,400)       1,900       28,600
                                           ---------  -----------  -----------
                                           $     --   $       --   $       --
                                           =========  ===========  ===========

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 28, 1998 and 1999 are presented below:

                                                           1998       1999
                                                        ---------- -----------
   Deferred tax assets:
     Accounts receivable, principally due to allowance
      for doubtful accounts...........................  $   19,100 $    86,200
     Inventories, principally due to reserves.........      20,300      62,000
     Federal and state net operating loss
      carryforwards...................................   2,977,700  13,296,800
     Property and equipment, principally due to
      differences in depreciation                            2,900      21,700
     Other assets.....................................       3,200     101,800
     Other accrued liabilities........................      24,600      68,700
     Stock-based compensation.........................     545,500     576,300
                                                        ---------- -----------
       Gross deferred tax assets......................   3,593,300  14,213,500
     Less valuation allowance against deferred tax
      assets..........................................   3,593,300  14,177,300
                                                        ---------- -----------
                                                               --       36,200
                                                        ---------- -----------
   Deferred tax liabilities:
     Prepaid expenses.................................         --      (36,200)
                                                        ---------- -----------
       Total deferred tax liabilities.................         --      (36,200)
                                                        ---------- -----------
       Net deferred tax asset.........................  $      --  $       --
                                                        ========== ===========

   The valuation allowance for deferred tax assets as of February 28, 1998 and 1999 was $3,593,300 and $14,177,300, respectively. The net change in the total valuation allowance for the years ended February 28, 1997, 1998 and 1999 was an increase of $609,600, $2,877,500 and $10,584,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Taxable loss for the years ended February 28,

                             CYBERIAN OUTPOST, INC.

1997, 1998 and 1999 was $1,078,709, $6,051,095 and $25,416,400, respectively.
Based upon the historical taxable losses of the company, the limitations imposed on the future utilization of such losses, and the uncertainty of generating sufficient taxable income of an appropriate character over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at February 28, 1999.

   Subsequent recognized tax benefits relating to the valuation allowance for deferred tax assets as of February 28, 1999 will be allocated as follows:

   Income tax benefit that would be reported in the statement of operations................................................... $13,804,000
   Additional paid-in capital....................................     373,300
                                                                  -----------
                                                                  $14,177,300
                                                                  ===========

   At February 28, 1999, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $32,750,000 which are available to offset future federal taxable income, if any, through 2019 and 2004, respectively. However, during the year ended February 28, 1998, the Company experienced an ownership change, as defined by Section 382 of the Internal Revenue Code, due to additional sales of Preferred Stock. The Company has not yet assessed the Section 382 implications of the additional stock issuances, but the change in control may limit the utilization of the net operating loss carryforwards incurred prior to the ownership change.

(10) International Sales and Geographic Information

   During fiscal 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Prior-period amounts have been restated in accordance with the provisions of SFAS 131. There were no sales to any individual customer during any of the years in the three-year period ended February 28, 1999 that represented 10% or more of net sales. The Company has no material long-lived assets located in foreign countries. The Company attributes net sales to an individual country based upon the location of the customer.

   The Company operates in one principal business segment across domestic and international markets. International sales all emanate from the United States, and represented approximately 47%, 36% and 14% of net sales for the years ended February, 28 1997, 1998 and 1999, respectively.

   Summary geographic net sales information is as follows:

                                                   Year ended February 28,
                                             -----------------------------------
                                                1997        1998        1999
                                             ----------- ----------- -----------
   United States............................ $ 5,682,042 $14,422,875 $72,973,018
   All foreign countries....................   5,108,012   8,258,168  12,230,254
                                             ----------- ----------- -----------
                                             $10,790,054 $22,681,043 $85,203,272
                                             =========== =========== ===========

                             CYBERIAN OUTPOST, INC.

(11) Quarterly Results (Unaudited)

   The following tables contain selected unaudited Statement of Operations data for each quarter of fiscal years 1998 and 1999. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                         Year Ended February 28, 1998
                                -----------------------------------------------
                                4th Quarter 3rd Quarter 2nd Quarter 1st Quarter
                                ----------- ----------- ----------- -----------
                                     (in thousands except loss per share)
   Net sales...................   $ 8,077     $ 6,093     $ 4,622     $ 3,889
   Gross profit................       659         673         476         348
   Net loss....................    (4,458)     (1,074)       (838)       (722)
   Basic and diluted loss per
    share (1)..................   $ (0.67)    $ (0.16)    $ (0.13)    $ (0.11)
   Shares used in computation
    of basic and diluted
    loss per share.............     6,680       6,680       6,680       6,494
                                         Year Ended February 28, 1999
                                -----------------------------------------------
                                4th Quarter 3rd Quarter 2nd Quarter 1st Quarter
                                ----------- ----------- ----------- -----------
                                     (in thousands except loss per share)
   Net sales...................   $33,094     $23,515     $17,033     $11,562
   Gross profit................     3,194       2,370       1,678       1,042
   Net loss....................    (7,814)     (7,629)     (5,620)     (4,156)
   Basic and diluted loss per
    share (1)..................   $ (0.34)    $ (0.34)    $ (0.50)    $ (0.69)
   Shares used in computation
    of basic and diluted
    loss per share.............    22,748      22,298      12,036       6,680

--------
(1) The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Cyberian Outpost, Inc.:

   Under date of March 26, 1999, we reported on the balance sheets of Cyberian Outpost, Inc. as of February 28, 1998 and 1999 and the related statements of operations, redeemable preferred stock and changes in stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended February 28, 1999, as contained in the annual report on Form 10-K for the fiscal year 1999. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule listed in
Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP
Providence, Rhode Island
March 26, 1999

                             CYBERIAN OUTPOST, INC.

                 SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS

                                                                       Balance
                                      Balance at Charged to             at End
                                      Beginning   Cost and                of
Description                           of Period   Expenses  Deductions  Period
-----------                           ---------- ---------- ---------- --------
Year ended February 28, 1997.........  $18,000    $    --    $(14,000) $  4,000
Year ended February 28, 1998.........  $ 4,000    $ 69,000   $(26,000) $ 47,000
Year ended February 28, 1999.........  $47,000    $228,000   $(63,000) $212,000

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Information About Directors and Executive Officers" and "Other Matters Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

   The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in our Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Information About Cyberian Outpost Common Stock Ownership" in our Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Related Party Transactions" and "Executive CompensationEmployment Contracts and Change of Control Arrangements" in our Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   Item 14(a). The following documents are filed as part of this annual report on Form 10-K.

   Item 14(a)(1) and (2). See "Index to Financial Statements and Financial Statement Schedule" at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

   Item 14(a)(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

 Exhibit
  Number                               Description
 --------                              -----------
   +3.1   Restated Certificate of Incorporation (Exhibit 4.2).
   *3.2   Restated By-laws of Cyberian Outpost (Exhibit 3.5).
   *4.1   Form of Common Stock Certificate (Exhibit 4.1).
  *10.1   Lease, dated December 2, 1997, between Barton Kent LLC and Cyberian
          Outpost (Exhibit 10.1).
  *10.2   Lease, dated December 2, 1997, between Barton Kent LLC and Cyberian
          Outpost (Exhibit 10.2).
  *10.3   Lease, dated February 16, 1998, between Barton Kent LLC and Cyberian
          Outpost (Exhibit 10.3).
  *10.4   Lease, dated May 4, 1998, between Barton Kent LLC and Cyberian
          Outpost (Exhibit 10.4).
   10.5   Lease, dated May 29, 1998, between Housatonic Enterprises and
          Cyberian Outpost.
  *10.6   1997 Incentive Stock Plan (Exhibit 10.5).
  *10.7   1998 Incentive Stock Plan (Exhibit 10.6).
  +10.8   Restated 1998 Employee, Director and Consultant Stock Plan (Exhibit
          99.3).
   10.9   Director Stock Option Policy, adopted by Cyberian Outpost February
          11, 1999.
  *10.10  Employment Agreement, dated June 2, 1998, between Cyberian Outpost and Darryl Peck (Exhibit 10.8).
  *10.11  Employment Agreement, dated June 2, 1998, between Cyberian Outpost and Katherine N. Vick (Exhibit 10.9).
 $*10.13  Co-Marketing Agreement, dated July 16, 1998, by and between StarMedia
          Network, Inc. and Cyberian Outpost (Exhibit 10.12)
 $*10.14  Marketing Agreement, dated May 21, 1998, by and between theglobe.com and Cyberian Outpost (Exhibit 10.16).
   11.1   Computation of Loss Per Share.
   23.1   Consent of KPMG LLP.
   27.1   Financial Data Schedule.

--------
* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, our Registration Statement filed on Form S-1, File No. 333-55819.
$ Confidential Treatment has been granted by the Securities and Exchange Commission.
+ Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, our Registration Statement filed on Form S-8, File No. 333-64403

Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

   Item 14(b) Reports on Form 8-K.

   We did not file any Current Reports on Form 8-K during the three months ended February 28, 1999.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Kent, Connecticut on June 1, 1999.

                                          CYBERIAN OUTPOST, INC.

                                                   /s/  Darryl Peck
                                          By:__________________________________
                                                        Darryl Peck
                                               President and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


        /s/ Darryl Peck              President, Chief Executive       June 1, 1999
____________________________________  Officer and Director
            Darryl Peck               (Principal executive
                                      officer)

     /s/ Katherine N. Vick           Executive Vice President and     June 1, 1999
____________________________________  Director (Principal
         Katherine N. Vick            financial and accounting
                                      officer)

     /s/ Charles H. Jackson          Director                         June 1, 1999
____________________________________
         Charles H. Jackson

                                     Director                         June 1, 1999
____________________________________
           Michael Murray

                                     Director                         June 1, 1999
____________________________________
        William C. Mulligan

         /s/ David Yarnell           Director                         June 1, 1999
____________________________________
           David Yarnell