Form 10-Q
period 1999-05-31
CYBERIAN OUTPOST INC
filed 1999-07-14
CIK 1041712

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

  For the quarterly period ended May 31, 1999

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

           25 North Main Street-PO Box 636, Kent, Connecticut 06757
                   (Address of principal executive offices)
                                                      (Zip Code)

       Registrant's telephone number, including area code (860) 927-2050

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

  As of June 30, 1999, the registrant had 23,044,572 shares of common stock, par value $.01 per share, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             CYBERIAN OUTPOST, INC.

                                     INDEX

                                                                      Page No.
                                                                      --------
 Part I--Financial Information:

    Item 1. Financial Statements:

            Balance Sheets, May 31, 1999 (Unaudited) and February
             28, 1999...............................................      3

            Statements of Operations, Three Months Ended May 31,
             1999 (Unaudited) and May 31, 1998 (Unaudited)..........      4

            Statements of Cash Flows, Three Months Ended May 31,
             1999 (Unaudited) and May 31, 1998 (Unaudited)..........      5

            Notes to Financial Statements (Unaudited)...............      6

    Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................      7

 Part II--Other Information

    Item 2. Changes in Securities and Use of Proceeds...............     11

    Item 6. Exhibits and Reports on Form 8-K........................     11

 Signature ..........................................................    12

 Exhibit Index ......................................................    13

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             CYBERIAN OUTPOST, INC.

                                 Balance Sheets
                                 (In thousands)

                                                         May 31,   February 28,
                                                          1999         1999
                                                       ----------- ------------
                                                       (unaudited)
                        Assets
Current Assets:
  Cash and cash equivalents...........................  $ 21,240     $ 26,828
  Short-term investments..............................    25,848       28,735
  Accounts receivable, less allowance for doubtful
   accounts of $189 as of
   May 31, 1999 and $212 as of February 28, 1999......     3,054        3,441
  Inventories.........................................     6,352        5,750
  Prepaid expenses and other current assets...........       853          365
                                                        --------     --------
    Total current assets..............................    57,347       65,119
Property and equipment, net...........................     8,073        5,937
Other assets..........................................       400          408
                                                        --------     --------
    Total assets......................................  $ 65,820     $ 71,464
                                                        ========     ========
         Liabilities and Stockholders' Equity
Current Liabilities:
  Current portion of capital lease obligations........  $    505     $    501
  Accounts payable....................................     9,896        8,985
  Accrued expense.....................................     4,969        2,779
                                                        --------     --------
    Total current liabilities.........................    15,370       12,265
  Capital lease obligations, excluding current
   portion............................................       810          778
                                                        --------     --------
    Total liabilities.................................    16,180       13,043
Stockholders' equity:
  Common stock........................................       230          230
  Additional paid-in capital..........................    92,449       92,319
  Accumulated other comprehensive loss................      (162)        (106)
  Accumulated deficit.................................   (42,877)     (34,022)
                                                        --------     --------
    Total stockholders' equity........................    49,640       58,421
                                                        --------     --------
    Total liabilities and stockholders' equity........  $ 65,820     $ 71,464
                                                        ========     ========

                See accompanying notes to financial statements.

                             CYBERIAN OUTPOST, INC.

                            Statements of Operations
                     (In thousands, except per share data)
                                  (unaudited)

                                                          Three Months Ended
                                                                May 31,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
Net sales................................................ $  32,680  $  11,562
Cost of sales............................................    29,267     10,520
                                                          ---------  ---------
  Gross profit...........................................     3,413      1,042
Operating expenses:
  Sales and marketing....................................     9,433      4,009
  General and administrative.............................     2,059        722
  Technology and development.............................     1,448        596
                                                          ---------  ---------
    Total operating expenses.............................    12,940      5,327
                                                          ---------  ---------
  Operating loss.........................................    (9,527)    (4,285)
Other income (expense), net..............................       672        129
                                                          ---------  ---------
  Net loss...............................................    (8,855)    (4,156)
Accretion of premium on preferred stock..................       --        (120)
Dividends applicable to preferred stockholders...........       --        (356)
                                                          ---------  ---------
  Net loss applicable to common stockholders............. $  (8,855) $  (4,632)
Basic and diluted net loss per share..................... $   (0.38) $   (0.69)
                                                          =========  =========
Weighted average shares outstanding......................    23,024      6,680
                                                          =========  =========
Pro forma basic and diluted net loss per share........... $   (0.38) $   (0.25)
                                                          =========  =========
Pro forma weighted average shares outstanding............    23,024     16,849
                                                          =========  =========


                See accompanying notes to financial statements.

                            CYBERIAN OUTPOST, INC.

                           Statements of Cash Flows

                                (In thousands)
                                  (unaudited)

                                                           Three months ended
                                                                May 31,
                                                           -------------------
                                                             1999      1998
                                                           --------- ---------
Cash flows from operating activities:
 Net loss................................................. $ (8,855) $  (4,156)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
 Depreciation and amortization............................      673        129
 Issuance of common stock options to employees............       51        101
 Provision for doubtful accounts..........................       75         20
 Loss on sales and maturities of short-term investments...       48        --
 (Increase) decrease in operating assets:
  Accounts receivable.....................................      312       (255)
  Inventories.............................................     (602)    (1,780)
  Prepaid expenses and other assets.......................     (480)    (2,881)
 Increase (decrease) in operating liabilities:
  Accounts payable........................................      911       (762)
  Accrued expenses........................................    2,190     (1,029)
                                                           --------  ---------
   Net cash used in operating activities..................   (5,677)   (10,613)
                                                           --------  ---------
Cash flows from investing activities:
 Purchases of property and equipment......................   (2,651)      (360)
 Purchases of short-term investments......................   (5,467)       --
 Proceeds from sales and maturities of short-term
  investments.............................................    8,250        --
                                                           --------  ---------
   Net cash provided by (used in) investing activities....      132       (360)
                                                           --------  ---------
Cash flows from financing activities:
 Repayment of notes payable...............................      --      (2,000)
 Repayment of capital lease obligations...................     (122)       (45)
 Proceeds from issuance of common stock warrants..........      --         545
 Proceeds from issuance of redeemable preferred stock.....      --      13,658
 Proceeds from issuance of common stock...................       79        --
                                                           --------  ---------
   Net cash provided by (used in) financing activities....      (43)    12,158
                                                           --------  ---------
Net increase (decrease) in cash and cash equivalents......   (5,588)     1,185
Cash and cash equivalents at the beginning of period......   26,828      7,325
                                                           --------  ---------
Cash and cash equivalents at the end of period............ $ 21,240  $   8,510
                                                           ========  =========
Supplemental disclosure of cash paid for interest and
 taxes:
 Interest................................................. $     29  $      26
                                                           ========  =========
 Taxes.................................................... $    --   $       4
                                                           ========  =========

                See accompanying notes to financial statements.

Supplemental disclosure of non-cash transactions:

  During the three-month period ended May 31, 1999, we acquired office equipment by incurring capital lease obligations of $158.

  During the three-month period ended May 31, 1998, we (i) increased the Redeemable Series C Convertible Preferred Stock and decreased additional paid-in capital by $476 to record accumulated dividends of $356 and accretion of $120 on the Redeemable Series C Convertible Preferred Stock, (ii) acquired office equipment by incurring capital lease obligations of $120 and (iii) converted the $750 debenture into 163,043 shares of Series B Convertible Preferred Stock.

                            CYBERIAN OUTPOST, INC.

                         Notes to Financial Statements
                                  (Unaudited)
                                 May 31, 1999

1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 1999 are not necessarily indicative of the results that may be expected for the year ending February 29, 2000.

2. We completed an initial public offering of our common stock on August 5, 1998 (the "IPO"). A total of 4,000,000 shares of common stock were sold by us to the public at a price of $18.00 per share. The underwriting discount was $1.26 per share. The net proceeds after the underwriting discount and other IPO expenses were $65,499,000. Concurrent with the IPO, all of the shares of our Redeemable Series C Convertible Preferred Stock, and Series A and Series B Convertible Preferred Stock (the "Convertible Stock"), were converted into shares of common stock at a ratio of three shares of common stock for each share of Convertible Stock. As such, the 3,778,949 shares of Convertible Stock outstanding were converted into 11,336,847 shares of common stock.

3. Net loss per share is presented under Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). In accordance with the pronouncement, the net loss applicable to common stockholders includes the accretion of and dividends on the Series C Redeemable Convertible Preferred Stock through the date of conversion to common stock. Weighted average shares outstanding includes the common stock resulting from the conversion of the Convertible Stock from the date of conversion through the end of the period.

   Pro forma net loss per share has been computed under SFAS 128, except that it reflects the conversion of the Convertible Stock as of the beginning of the earliest period presented or date of issuance, whichever is later. Therefore, the pro forma net loss per share does not include the accretion of or dividends on the Series C Redeemable Convertible Preferred Stock. The pro forma weighted average shares outstanding includes the common stock resulting from the conversion of the Convertible Stock as of the beginning of the earliest period presented or the date of issuance, whichever is later.

4. Comprehensive Loss

                                                                May 31,
                                                           ------------------
                                                             1998      1998
                                                           --------  --------
                                                             (In thousands)
   The components of comprehensive loss, net of tax, are
    as follows:
   Net loss............................................... $ (8,855) $ (4,156)
   Other comprehensive loss, net of tax:
     Change in unrealized holding loss in available for
      sale securities.....................................      (56)      --
                                                           --------  --------
       Other comprehensive loss...........................      (56)      --
                                                           --------  --------
   Comprehensive loss..................................... $ (8,911) $ (4,156)
                                                           ========  ========

                            CYBERIAN OUTPOST, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements, including the Notes thereto, of the Company included elsewhere in this Form 10-Q.

Overview

  Cyberian Outpost, Inc. ("Outpost.com") is a leading global Internet-only retailer of computer hardware, software and peripheral products to the consumer and small office/home office marketplace. With more than 160,000 SKUs, we offer an online "superstore" at www.outpost.com that provides one-stop shopping for domestic and international customers, 24 hours a day, seven days a week. Our online store features a fun, easy to navigate interface, competitive pricing, extensive product information and powerful search capabilities.

  Although we have grown rapidly since our inception in 1995, we continue to incur significant net losses. We believe that in order to continue our growth and expansion, operating expenses will increase as a result of the financial commitments required to further develop multiple marketing channels and enhance our Web site's features and functionality. As such, we expect to continue to incur increasing losses and generate negative cash flows from operations for the near term. Since computer retailers typically have low product gross margins, our ability to achieve profitability is dependent upon our ability to substantially increase net sales. To the extent that our marketing efforts do not result in significantly higher net sales, we will be materially adversely affected. There can be no assurance that sufficient revenues will be generated from the sale of our products to enable us to reach or maintain profitability on a quarterly or annual basis. Although we have experienced significant revenue growth since inception, such growth rates are not sustainable at historic levels. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results, including our gross profit and operating expenses as percentage of net sales, are not necessarily meaningful and should not be relied upon as an indication of future performance.

  We anticipate that international sales will continue to represent a significant portion of our overall revenue. Our international sales are denominated in U.S. dollars and, therefore, those sales are not affected by foreign currency translation. However, foreign currency fluctuations may affect demand our products. In addition, international sales are subject to diverse market factors such as the economic conditions of a given country or region.

  We believe that the key factor affecting our long-term financial success is our ability to attract and retain customers in a cost effective manner. Currently, we seek to expand our customer base and encourage repeat buying through multiple domestic and international sales and marketing programs. Such programs include: (i) brand development, (ii) online and offline marketing and promotional campaigns, (iii) linking programs with targeted Web sites, (iv) personalized direct marketing programs designed to generate repeat sales from existing customers and (v) strategic alliances with Internet content providers and portal sites.

  We expect to experience significant fluctuations in our future operating results due to a variety of factors, many of which are outside our control. Factors that may affect our operating results include the frequency of new product releases, success of strategic alliances, mix of product sales and seasonality of sales typically experienced by retailers. Sales in the computer retail industry are significantly affected by the release of new products. Infrequent or delayed new product releases, when they occur, negatively impact the overall growth in computer retail sales. Gross profit margins for hardware, software and peripheral products vary widely, with computer hardware generally having the lowest gross profit margins. While we have some ability to affect our product mix through effective upselling of high margin products, our sales mix will vary from period to period and our gross margins will fluctuate accordingly.

Results of Operations: Three Months Ended May 31, 1999 and 1998

  Net Sales: Net sales are comprised of product sales, net of returns and allowances, and advertising revenue derived from hardware manufacturers and software publishers that pay for promotional placements our Web site. Product sales are comprised of computer hardware, software and accessories. Net sales increased by $21.1 million from $11.6 million for the quarter ended May 31, 1998 to $32.7 million for the quarter ended May 31, 1999. This increase was primarily a result of increases in our customer base and repeat purchases from existing customers. Revenues from advertising and other sources in the three month periods ended May 31, 1999 and 1998 were not material.

  Cost of Sales: Cost of sales consists of the cost of the merchandise we sell. Cost of sales increased $18.8 million from $10.5 million for the quarter ended May 31, 1998 to $29.3 million for the quarter ended May 31, 1999. This increase was the result of an increase in product sales volume. As a percentage of net sales, our gross margin was 9.0% and 10.4% for the quarters ended May 31, 1998 and May 31, 1999, respectively.

  Sales and Marketing: Sales and marketing expenses consist primarily of fees paid to strategic partners, advertising and promotion costs, sales, marketing and customer service personnel and related expenditures, as well as direct selling expenses. For the quarter ended May 31, 1999, sales and marketing expenses increased by $5.4 million from $4.0 million for the quarter ended May 31, 1998 to $9.4 million. As a percentage of net sales, sales and marketing expense decreased from 34.7% for the quarter ended May 31, 1998 to 28.9% for the quarter ended May 31, 1999. The dollar increases from quarter to quarter were primarily a result of costs associated with higher advertising and promotion costs related to building brand recognition and increasing sales, higher warehouse, shipping and related costs, our TruePrice program, begun in April, 1999, under which domestic customers are provided free delivery, and the growth in sales and marketing staff. We intend to pursue more branding and advertising campaigns and may enter into other marketing alliances and, as a result, may experience increases in its sales and marketing expenses in future periods.

  General and Administrative: General and administrative expense includes administrative, finance and purchasing personnel and related costs, general office and depreciation expenses, as well as professional fees. For the quarter ended May 31, 1999, general and administrative expense increased by $1.3 million from $722,000 for the quarter ended May 31, 1998 to $2.1 million. The dollar increase in general and administrative expense from quarter to quarter was primarily the result of increases in both executive and administrative personnel, office expenses associated with such personnel, depreciation, and professional and consulting fees. As a percentage of net sales, general and administrative expense for the quarters ended May 31, 1999 and 1998 remained constant at 6.3%.

  Technology and Development: Technology and development expense includes systems personnel and related costs, software support, technology development costs and Web site hosting and communications expenditures. For the quarter ended May 31, 1999, technology and development expense increased by $853,000 from $596,000 for the quarter ended May 31, 1998 to $1.4 million. As a percentage of net sales, technology and development expense decreased from 5.2% for the quarter ended May 31, 1998 to 4.4% for the quarter ended May 31, 1999. The dollar increases in technology and development expense were primarily a result of increases in systems personnel to maintain our Web site and technology infrastructure, as well as systems and software upgrades and enhancements required to support the growth in visitors to our Web site. We anticipate that technology and development expense will increase in fiscal 2000 in absolute dollars as a result of growth in staffing and systems support.

  Other Income, Net: Other income, net consists of interest income earned by Outpost.com on short-term investments and overnight investments of our cash balances in money market accounts offset by interest expense attributable to lease financing agreements. For the quarter ended May 31, 1999, other income, net increased by $543,000 from $129,000 for the quarter ended May 31, 1998 to $672,000. This change was primarily a result of interest income from short-term investment of our cash balances resulting from our sale of common stock through our initial public offering completed on August 5, 1998.

  Net Loss: As a result of the foregoing factors, we incurred a net loss of $8.9 million and $4.2 million in the three months ended May 31, 1999 and 1998, respectively.

Liquidity and Capital Resources

  We used $5.7 million in cash to fund operations during the three months ended May 31, 1999. During this period, our principal operating cash requirements were to fund our net loss and for increases in inventories, prepaid expenses and other assets, offset by increases in accounts payable and accrued expenses. In addition, we generated $132,000 from investment activities during the quarter ended May 31, 1999, including proceeds from the sale and maturities of short-term investments of $8.3 million, offset by purchases of short-term investments of $5.5 million and of property and equipment of $2.7 million.

  As of May 31, 1999, we had $21.2 million in cash and cash equivalents compared to $26.8 million as of February 28, 1999. As of May 31, 1999, our material capital commitments consisted of $1.3 million in obligations outstanding under capital leases.

  We have a $7.0 million "flooring" credit agreement with Deutsche Financial Services Corporation ("DFS") pursuant to which DFS may, at its option, extend credit to the us from time to time to purchase inventory from DFS approved vendors or for other purposes. Under this agreement, we can purchase inventory from certain vendors and elect to have these vendors invoice DFS instead of us. DFS pays this invoice and in turn bills us on a periodic basis throughout the month. If we pay this note within 30 days, we pay no interest. If the note remains outstanding after 30 days, we must pay a .25% fee and interest accrues at a variable rate based on the prime rate plus 2.5%. If the note remains outstanding after 181 days, interest begins to accrue at the prime rate plus 6.5%. To date, we have paid all notes within 30 days and have incurred no interest expense under this facility. All of our assets and the pledge of $2.5 million in cash instruments secure this facility. As of May 31, 1999, the we had an outstanding balance of $2.2 million under this facility.

  We believe that our current cash and cash equivalents and short term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If available cash and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

  As of February 28, 1999, we had a net operating loss ("NOL") carryforward of approximately $32.8 million, which begins to expire in February 2011. The utilization of the NOL carryforward will be limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in ownership in excess of 50%.

Year 2000 Compliance

  The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs may recognize a year that ends in "00" as the Year 1900 rather than the Year 2000. This could result in a significant disruption of operations and an inability to process certain transactions.

  Outpost.com's State of Readiness: We use a significant number of computer software programs and operating systems in our internal operations, including applications used in order processing, inventory management, distribution, financial business systems and various administrative functions. To determine the effect, if any, of the Year 2000 Problem on our operations, we began a comprehensive audit of our internal information systems in June, 1998 to determine if they are able to correctly interpret the upcoming Year 2000. Based on our review to date, we believe that our principal information systems correctly define the Year 2000 and thus, the impact of the Year 2000 Problem will have no material effect on our systems. We are also in the process of contacting third parties in an effort to determine the extent to which the failure of these parties to timely identify and correct their own problems associated with the Year 2000 Problem may affect us. The third parties include suppliers, strategic partners and key service providers (including our contract warehouse and Web hosting service provider). However, our review is ongoing and will continue through the end of 1999.

  Costs Associated with the Year 2000 Problem: To date the costs incurred to conduct the review of our internal information systems and to identify the impact of the Year 2000 Problem on third parties have been immaterial and we expect that the additional costs incurred to complete this review will also be immaterial. However, the costs we incurred to address the Year 2000 Problem could increase materially if in completing the review of our internal information systems, we identify non-compliant systems which must be replaced or modified or if we identify any other problem related to the Year 2000 Problem which must be addressed.

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

  Contingency Plan: We believe that our efforts towards Year 2000 compliance are on schedule. We will continue to monitor the need for a contingency plan based on the results of our Year 2000 compliance review.

Forward-Looking Statements

  This report may contain forward-looking statements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects: Year 2000 readiness, results of operations, customer growth and retention; expansion of systems capacity and development of technology; losses or earnings; operating expenses, including, without limitation, marketing expense and technology and development expense; revenue growth; and international sales. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, the continued growth of online commerce, risks associated with international sales, system failure and capacity constraints and competitive pressures. For further information, refer to the more specific factors and uncertainties discussed throughout this report.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings. Not Applicable

Item 2. Changes in Securities and Use of Proceeds

  In connection with our initial public offering, we sold 4,000,000 shares of Common Stock, par value $.01 per share, and received net offering proceeds of approximately $65.5 million. On July 30, 1998, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (File No. 333-55819) effective. The following table sets forth our cumulative use of the net offering proceeds as of May 31, 1999:

      Construction of plant, building and facilities............... $ 1,700,000
      Purchase and installation of machinery and equipment.........   4,200,000
      Purchase of real estate......................................           0
      Acquisition of other business................................           0
      Repayment of indebtedness....................................     200,000
      Working capital..............................................  10,700,000
      Temporary investments:.......................................  25,800,000
       Cash and cash equivalents...................................  21,200,000
      All other purposes...........................................   1,700,000

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

Date: July 14, 1999

                                          CYBERIAN OUTPOST, INC.

                                          By:       /s/ Katherine N. Vick
                                             ----------------------------------
                                                     Katherine N. Vick
                                                Executive Vice President and
                                                   Chief Financial Officer
                                                 (Principal Accounting and
                                                     Financial Officer)

                             CYBERIAN OUTPOST, INC.

                                 EXHIBIT INDEX

Exhibit
-------
  11     Computation of Loss Per Share
  27     Financial Data Schedule