Form 10-Q
period 1999-08-31
CYBERIAN OUTPOST INC
filed 1999-10-14
CIK 1041712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission file number: 000-24659



                            CYBERIAN OUTPOST, INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                                06-1419111
            (State or other jurisdiction                   (I.R.S. Employer
          of incorporation or organization)               Identification No.)


  23 North Main Street-PO Box 636, Kent, Connecticut            06757
      (Address of principal executive offices)                (Zip Code)

                                (860) 927-2050
              Registrant's telephone number, including area code


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   As of October 6, 1999, the registrant had 23,547,467 shares of common stock, par value $.01 per share, outstanding.

                            CYBERIAN OUTPOST, INC.

                                     INDEX

                                                                                               Page No.
                                                                                               --------
Part I--Financial Information:

     Item 1.   Financial Statements:

               Balance Sheets, August 31, 1999 (Unaudited) and February 28, 1999...........         3

               Statements of Operations, Three and Six Months Ended August 31, 1999
                 and August 31, 1998 (Unaudited)...........................................         4

               Statements of Cash Flows, Six Months Ended August 31, 1999
                 and August 31, 1998 (Unaudited)...........................................         5

               Notes to Financial Statements (Unaudited)...................................         6

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                 of Operations.............................................................         7

Part II--Other Information

     Item 2.   Changes in Securities and Use of Proceeds...................................        12

     Item 4.   Submission of  Matters to a Vote of  Security Holders.......................        13

     Item 6.   Exhibits and Reports on Form 8-K............................................        13

Signature                                                                                          14

Exhibit Index                                                                                      15
     Exhibit 11.                                                                                   16

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                            CYBERIAN OUTPOST, INC.

                                Balance Sheets
                                (In thousands)

                                                                  August 31,      February 28,
                                                                  ----------      ------------
                                                                     1999             1999
                                                                     ----             ----
                                                                 (unaudited)
                               Assets
Current Assets:
     Cash and cash equivalents.............................        $ 15,666         $ 26,828
     Short-term investments................................          24,119           28,735
     Accounts receivable, net..............................           3,396            3,441
     Inventories...........................................           7,006            5,750
     Prepaid expenses and other current assets.............             850              365
                                                                   --------         --------
          Total current assets.............................          51,037           65,119
Property and equipment, net................................           8,104            5,937
Other assets...............................................             351              408
                                                                   --------         --------
          Total assets.....................................        $ 59,492         $ 71,464
                                                                   ========         ========
               Liabilities and Stockholders' Equity
Current Liabilities:
     Current portion of capital lease obligations..........        $    542         $    501
     Accounts payable......................................          12,132            8,985
     Accrued expenses......................................           3,573            2,779
                                                                   --------         --------
          Total current liabilities........................          16,247           12,265
Capital lease obligations, excluding current portion.......           1,018              778
                                                                   --------         --------
          Total liabilities................................          17,265           13,043

Stockholders' equity:
     Common stock..........................................             235              230
     Additional paid-in capital............................          93,507           92,319
     Accumulated other comprehensive loss..................            (246)            (106)
     Accumulated deficit...................................         (51,269)         (34,022)
                                                                   --------         --------
          Total stockholders' equity.......................          42,227           58,421
                                                                   --------         --------
          Total liabilities and stockholders' equity.......        $ 59,492         $ 71,464
                                                                   ========         ========

                See accompanying notes to financial statements.

                            CYBERIAN OUTPOST, INC.


                           Statements of Operations
                     (In thousands, except per share data)
                                  (unaudited)

                                                               Three Months Ended             Six Months Ended
                                                                   August 31,                    August 31,
                                                                   ----------                    ----------
                                                              1999          1998            1999           1998
                                                              ----          ----            ----           ----
Net sales  ............................................     $ 36,689      $ 17,033        $ 69,369       $ 28,594
Cost of sales..........................................       32,469        15,355          61,736         25,874
                                                            --------      --------        --------       --------
     Gross profit......................................        4,220         1,678           7,633          2,720
Operating expenses:
     Sales and marketing...............................        8,082         5,303          17,514          9,312
     General and administrative........................        3,157         1,365           5,216          2,091
     Technology and development........................        1,979           993           3,427          1,589
                                                            --------      --------        --------       --------
          Total operating expenses.....................       13,218         7,661          26,157         12,992
                                                            --------      --------        --------       --------
     Operating loss....................................       (8,998)       (5,983)        (18,524)       (10,272)
Other income, net......................................          605           363           1,277            496
                                                            --------      --------        --------       --------
     Net loss..........................................       (8,393)       (5,620)        (17,247)        (9,776)
Accretion of premium on preferred stock................           --           (90)             --           (210)
Dividends applicable to preferred stockholders.........           --          (257)             --           (613)
                                                            --------      --------        --------       --------
     Net loss applicable to common stockholders........     $ (8,393)     $ (5,967)       $(17,247)      $(10,599)
Basic and diluted net loss per share...................     $  (0.36)     $  (0.50)       $  (0.75)      $  (1.13)
                                                            ========      ========        ========       ========
Weighted average shares outstanding....................       23,252        12,036          23,138          9,358
                                                            ========      ========        ========       ========
Pro forma basic and diluted net loss per share.........     $  (0.36)     $  (0.29)       $  (0.75)      $  (0.54)
                                                            ========      ========        ========       ========
Pro forma weighted average shares outstanding..........       23,252        19,429          23,138         18,139
                                                            ========      ========        ========       ========

                See accompanying notes to financial statements.

                            CYBERIAN OUTPOST, INC.


                           Statements of Cash Flows
                                (In thousands)
                                  (unaudited)

                                                                                     Six months ended
                                                                                        August 31,
                                                                                        ----------
                                                                                    1999          1998
                                                                                    ----          ----
Cash flows from operating activities:
 Net loss....................................................................     $(17,247)     $ (9,776)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization..............................................        1,595           318
  Issuance of common stock options to employees..............................           51           277
  Loss on sales and maturities of short-term investments.....................           93            --
  (Increase) decrease in operating assets:
   Accounts receivable.......................................................           45        (1,470)
   Inventories...............................................................       (1,256)         (934)
   Prepaid expenses and other assets.........................................         (428)       (2,102)
  Increase (decrease) in operating liabilities:
   Accounts payable..........................................................        3,147        (1,411)
   Accrued expenses..........................................................          794         1,249
                                                                                  --------      --------
    Net cash used in operating activities....................................      (13,206)      (13,849)
                                                                                  --------      --------
Cash flows from investing activities:
 Purchases of property and equipment.........................................       (3,214)       (1,321)
 Purchases of short-term investments.........................................       (7,673)           --
 Proceeds from sales and maturities of short-term investments................       12,056            --
                                                                                  --------      --------
    Net cash provided by (used in) investing activities......................        1,169        (1,321)
                                                                                  --------      --------
Cash flows from financing activities:
 Repayment of notes payable..................................................           --        (2,000)
 Repayment of capital lease obligations......................................         (267)          (82)
 Proceeds from issuance of common stock warrants.............................           --           545
 Proceeds from issuance of redeemable preferred stock........................           --        13,658
 Proceeds from issuance of common stock......................................        1,142        65,822
                                                                                  --------      --------
    Net cash provided by financing activities................................          875        77,943
                                                                                  --------      --------
Net increase (decrease) in cash and cash equivalents.........................      (11,162)       62,773
Cash and cash equivalents at the beginning of period.........................       26,828         7,325
                                                                                  --------      --------
Cash and cash equivalents at the end of period...............................     $ 15,666      $ 70,098
                                                                                  ========      ========

Supplemental disclosure of cash paid for interest and taxes:
 Interest....................................................................     $     61      $     33
                                                                                  ========      ========
 Taxes.......................................................................     $    146      $      4
                                                                                  ========      ========

                See accompanying notes to financial statements.


Supplemental disclosure of non-cash transactions:

     During the six-month period ended August 31, 1999, we acquired office equipment by incurring capital lease obligations of $390,000.

     During the six-month period ended August 31, 1998, we (i) increased the Redeemable Series C Convertible Preferred Stock and decreased additional paid-in capital by $823,000 to record accumulated dividends of $613,000 and accretion of $210,000 on the Redeemable Series C Convertible Preferred Stock, (ii) acquired office equipment by incurring capital lease obligations of $120,000 and (iii) converted the $750,000 debenture into 163,043 shares of Series B Convertible Preferred Stock.

                            CYBERIAN OUTPOST, INC.


                         Notes to Financial Statements
                                  (Unaudited)
                                August 31, 1999

1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ending February 29, 2000.

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

4.   Comprehensive Loss

                                                               Three months ended                   Six months ended
                                                               ------------------                   ----------------
                                                       August 31, 1999   August 31, 1998    August 31, 1999   August 31, 1998
                                                       ---------------   ---------------    ---------------   ---------------
                                                                 (In Thousands)                      (In Thousands)
     The components of comprehensive loss, net of
       tax, are as follows:
     Net loss......................................      $    (8,393)       $   (5,620)        $  (17,247)       $  (9,776)
     Other comprehensive loss, net of tax:
          Change in unrealized holding loss in
            available for sale securities..........              (84)               --               (140)              --
                                                         -----------        ----------         ----------        ---------
              Other comprehensive loss.............              (84)               --               (140)              --
                                                         -----------        ----------         ----------        ---------

     Comprehensive loss............................      $    (8,477)       $   (5,620)        $  (17,387)       $  (9,776)
                                                         ===========        ==========         ==========        =========

                            CYBERIAN OUTPOST, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements, including the Notes thereto, of the Company included elsewhere in this Form 10-Q.

Overview

     Cyberian Outpost, Inc. ("Outpost.com") is a leading global Internet-only retailer of computer hardware, software and accessories to the consumer and small office/home office marketplace. With 390,000 customers world-wide, we offer an online "superstore" at www.outpost.com that provides one-stop shopping for domestic and international customers, 24 hours a day, seven days a week. Our online store features an easy to navigate interface, extensive product information, powerful search capabilities, and competitive pricing.

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

     We believe that the key factor affecting our long-term financial success is our ability to attract and retain customers in a cost effective manner. Currently, we seek to expand our customer base and encourage repeat buying through multiple sales and marketing programs. Such programs include: (i) brand development, (ii) online and offline marketing and promotional campaigns, (iii) linking programs with targeted Web sites, (iv) personalized direct marketing programs designed to generate repeat sales from existing customers and (v) alliances with Internet content providers and portal sites.

     We expect to experience significant fluctuations in our future operating results due to a variety of factors, many of which are outside our control. Factors that may affect our operating results include the frequency of new product releases, success of business alliances, mix of product sales and seasonality of sales typically experienced by retailers. Sales in the computer retail industry are significantly affected by the release of new products. Infrequent or delayed new product releases, when they occur, negatively impact the overall growth in computer retail sales. Gross profit margins for hardware, software and accessories vary widely, with computer hardware generally having the lowest gross profit margins. While we have some ability to affect our product mix through effective upselling and cross-selling of high margin products, our sales mix will vary from period to period and our gross margins will fluctuate accordingly.

Recent Events

     On October 1, 1999, we formed a 50/50 joint venture, Tweeter@Outpost.com, with Tweeter Home Entertainment Group, Inc. ("Tweeter"), a leading specialty retailer of upscale audio and video consumer electronics

                            CYBERIAN OUTPOST, INC.


products. Tweeter@Outpost.com will market and brand a fully authorized Internet consumer electronics retail destination. The joint venture will leverage and integrate the core strengths of both companies, applying our leading edge Internet technology, Web merchandising expertise and operational infrastructure and Tweeter's powerful relationships with top manufacturers and its world-class training organization, which is directed toward delivering a positive customer experience. The joint venture will be accounted for under the equity method of accounting.

Results of Operations: Three and Six Months Ended August 31, 1999 and 1998

     Net Sales: Net sales are comprised of product sales, net of returns and allowances, from the sale of computer hardware, software and accessories, and advertising revenue derived from hardware manufacturers and software publishers that pay for promotional placements on our Web site. Net sales increased by $19.7 million from $17.0 million for the quarter ended August 31, 1998 to $36.7 million for the quarter ended August 31, 1999. In addition, net sales increased by $40.8 million from $28.6 million in the six months ended August 31,1998 to $69.4 million in the six months ended August 31, 1999. In both of these periods, these increases were primarily a result of increases in our customer base and repeat purchases from existing customers. Revenues from advertising and other sources in the three and six month periods ended August 31, 1999 and 1998 were not material.

     Cost of Sales: Cost of sales consists of the cost of the merchandise we sell. Cost of sales increased by $17.1 million from $15.4 million in the quarter ended August 31, 1998 to $32.5 million in the quarter ended August 31, 1999 as a result of the growth in product sales. Our gross profit increased by $2.5 million from $1.7 million in the quarter ended August 31, 1998 to $4.2 million in the quarter ended August 31, 1999, due to the increase in our revenues. As a percentage of sales, our gross margin was 11.5% and 9.9% in the quarters ended August 31, 1999 and 1998, respectively. The increase in gross margin percentage was attributable to our improved marketing and merchandising strategies.

     Cost of sales increased by $35.8 million from $25.9 million in the six month period ended August 31, 1998 to $61.7 million in the six month period ended August 31, 1999 as a result of our product sales growth. Our gross profit increased by $4.9 million from $2.7 million in the six months ended August 31, 1998 to $7.6 million in the six months ended August 31, 1999 as a result of the growth in our revenue. As a percentage of sales, our gross margin was 11.0% and 9.5% in the six months ended August 31, 1999 and 1998, respectively. The increase in gross margin percentage was attributable to our improved marketing and merchandising strategies.

     Sales and Marketing: Sales and marketing expenses consist primarily of online and offline advertising and promotion costs, fees paid to strategic partners, sales, marketing and customer service personnel and related expenditures, as well as direct selling expenses. Sales and marketing expenses increased by $2.8 million from $5.3 million for the quarter ended August 31, 1998 to $8.1 million for the quarter ended August 31, 1999. As a percentage of net sales, sales and marketing expense decreased from 31.1% for the quarter ended August 31, 1998 to 22.0% for the quarter ended August 31, 1999. Sales and marketing expenses increased by $8.2 million from $9.3 million in the six month period ended August 31, 1998, to $17.5 million in the six month period ended August 31, 1999. As a percentage of net sales, sales and marketing expenses decreased from 32.6% in the six months ended August 31, 1998 to 25.3% in the six months ended August 31, 1999. The dollar increases in both periods were due to higher advertising and promotion costs related to building brand recognition and increasing sales, higher shipping, warehouse, and related costs, and the growth of sales and marketing staff, partially offset by lower fees paid to strategic partners for online marketing relationships. The percentage decreases in both periods resulted from our ability to leverage sales and marketing expenses such that net sales increased at a higher rate than those expenses. We intend to pursue more branding and advertising campaigns and may enter into other marketing alliances and, as a result, may experience increases in sales and marketing expenses in future periods.

     General and Administrative: General and administrative expense includes administrative, finance and purchasing personnel and related costs, general office and depreciation expenses, as well as professional fees. General and administrative expense increased by $1.8 million from $1.4 million for the quarter ended August 31, 1998 to $3.2 million for the quarter ended August 31, 1999. As a percentage of net sales, general and administrative expenses increased from 8.0% in the quarter ended August 31, 1998 to 8.6% in the quarter ended August 31, 1999. General and administrative expense increased by $3.1 million from $2.1 million in the six month period ended August 31, 1998 to $5.2 million in the six month period ended August 31, 1999. As a percentage of net sales,

                            CYBERIAN OUTPOST, INC.


general and administrative expenses increased from 7.3% in the six months ended August 31, 1998 to 7.5% in the six months ended August 31, 1999. The increases in general and administrative expense in both periods were primarily the result of increases in depreciation, administrative personnel, office expenses associated with such personnel, professional fees, and the costs of complying with the reporting requirements of a public company.

     Technology and Development: Technology and development expense includes systems personnel and related costs, software support, technology development costs, Web site hosting and communications expenditures. Technology and development expense increased by $1.0 million from $1.0 million for the quarter ended August 31, 1998 to $2.0 million in the quarter ended August 31, 1999. As a percentage of net sales, technology and development expense decreased from 5.8% for the quarter ended August 31, 1998 to 5.4% for the quarter ended August 31, 1999. Technology and development expenses increased by $1.8 million from $1.6 million in the six month period ended August 31,1998 to $3.4 million in the six month period ended August 31, 1999. As a percentage of sales, technology and development expenses decreased from 5.6 % in the six months ended August 31, 1998 to 4.9% in the six months ended August 31, 1999. The dollar increases in technology and development expense in both periods were primarily a result of systems and software upgrades and enhancements required to support the growth in visitors to our Web site, as well as increases in systems personnel to maintain and improve our Web site and technology infrastructure. The percentage decreases in both periods resulted from our ability to leverage technology and development expenses such that net sales increased at a higher rate than those expenses.

     Other Income, Net: Other income, net consists of interest income we earned on short-term investments and overnight investments of our cash balances in money market accounts offset by interest expense attributable to lease financing agreements. Other income, net increased by $243,000 from $362,000 for the quarter ended August 31, 1998 to $605,000 for the quarter ended August 31,1999. Other income, net increased by $782,000 from $495,000 in the six month period ended August 31, 1998 to $1.3 million in the six month period ended August 31, 1999. This change was primarily a result of interest income from short-term investment of our cash balances resulting from our sale of common stock through our initial public offering completed on August 5, 1998.

     Net Loss: As a result of the foregoing factors, we incurred a net loss of $8.4 million and $17.2 million in the three and six month periods ended August 31, 1999, respectively.

Liquidity and Capital Resources

     We used $13.2 million in cash to fund operations during the six months ended August 31, 1999. During this period, our principal operating cash requirements were to fund our net loss and for increases in inventories, prepaid expenses and other assets, offset by increases in accounts payable and accrued expenses. In addition, we generated $1.2 million from investment activities during the six months ended August 31, 1999, consisting of proceeds from the sale and maturities of short-term investments of $12.1 million, offset by purchases of short-term investments of $7.7 million and of property and equipment of $3.2 million. We also generated $875,000 from financing activities during the six months ended August 31, 1999 from the proceeds from issuing common stock, primarily to Tweeter, offset by the repayment of capital lease obligations.

     As of August 31, 1999, we had $15.7 million in cash and cash equivalents and $24.1 million in short-term investments compared to $26.8 million in cash and cash equivalents and $28.7 million in short-term investments as of February 28, 1999. As of August 31, 1999, our material capital commitments consisted of $1.6 million in obligations outstanding under capital leases.

     We have a $7.0 million "flooring" credit agreement with Deutsche Financial Services Corporation ("DFS") pursuant to which DFS may, at its option, extend credit to the us from time to time to purchase inventory from DFS approved vendors or for other purposes. Under this agreement, we can purchase inventory from certain vendors and elect to have these vendors invoice DFS instead of us. DFS pays this invoice and in turn bills us on a periodic basis throughout the month. If we pay this note within 30 days, we pay no interest. If the note remains outstanding after 30 days, we must pay a .25% fee and interest accrues at a variable rate based on the prime rate plus 2.5%. If the note remains outstanding after 181 days, interest begins to accrue at the prime rate plus 6.5%. To date, we have paid all notes within 30 days and have incurred no interest expense under this facility. All of our assets and the pledge of

                            CYBERIAN OUTPOST, INC.


$2.5 million in cash instruments secure this facility. As of August 31, 1999, we had an outstanding balance of $3.8 million under this facility.

     We believe that our current cash and cash equivalents and short term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future. If available cash and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

     As of February 28, 1999, we had a net operating loss ("NOL") carryforward of approximately $32.8 million, which begins to expire in February 2011. The utilization of the NOL carryforward will be limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in ownership in excess of 50%.

Year 2000 Compliance

     The "Year 2000 Issue" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs may recognize a year that ends in "00" as the Year 1900 rather than the Year 2000. Our failure to identify and correct Year 2000 processing issues could have material adverse operational or financial consequences.

     Outpost.com's State of Readiness: We use a significant number of computer software programs and operating systems in our internal operations, including applications used in order processing, inventory management, distribution, financial business systems and various administrative functions. To determine the effect, if any, of the Year 2000 Issue on our operations, we began a comprehensive audit of our internal information systems in June, 1998 to determine if they are able to correctly interpret the upcoming Year 2000. We have established a Year 2000 Project Team that, together with external consultants, has developed a process for addressing the Year 2000 Issue. This process includes performing an inventory, completing an assessment, and performing remediation and testing procedures of all mission-critical information systems and equipment that contain embedded technology, as well as obtaining assurances from all mission-critical third-parties that substantially affect our ability to take, process and fulfill orders, gather and process financial information, or otherwise significantly impact the customer experience.

     Many of the steps to address the Year 2000 Issue are performed concurrently. A description of each phase of the process is as follows:

     Inventory - this phase includes the identification of all mission-critical internal and external information systems, and equipment, as well as mission-critical third-party relationships.

     Assessment - this phase includes the evaluation of Year 2000 compliance status of all mission-critical internal and external information systems. This phase also includes formal communications with mission critical third parties regarding their own Year 2000 preparedness and with manufacturers as to whether mission-critical equipment are Year 2000 compliant.

     Remediation - this phase includes all measures necessary to correct Year 2000 non-compliance in mission-critical internal and external information systems. Such measures primarily include the re-programming of internal code or replacement of non-compliant mission-critical information systems and equipment

     Testing - this phase includes the testing and evaluation of previously non-compliant mission-critical information systems, date-forward testing of mission-critical equipment and electronic data interchange testing with mission-critical third parties.

     The Inventory, Assessment and Remediation phases are currently greater than 60% complete and will continue into the fourth quarter, with completion expected early in the fourth quarter. A significant amount of Testing, which has been performed concurrently with Inventory, Assessment and Remediation, has already occurred and is

                            CYBERIAN OUTPOST, INC.


expected to continue into the fourth quarter of 1999. Based on our review to date, we believe that our principal information systems correctly define the Year 2000

     Costs Associated with the Year 2000 Issue: To date, the costs incurred to conduct the review of our internal information systems and to identify the impact of the Year 2000 Issue on third parties have been immaterial and we expect that the additional costs incurred to complete this review will also be immaterial. However, the costs we incurred to address the Year 2000 Issue could increase materially if in completing the review of our internal information systems, we identify non-compliant systems which must be replaced or modified or if we identify any other problem related to the Year 2000 Issue which must be addressed.

     Risks Associated with the Year 2000 Issue: To the extent that our assessment fails to identify any non-compliant systems operated by us or by third parties, the Year 2000 Issue could have a material adverse effect on our operations. Such failure could result in systems interruptions or failures, including our inability to process and ship orders, to collect credit card payments and to provide effective customer service, which could cause the loss of business and customers and could subject us to claims for damages. The severity of these possible problems would depend on the nature of the problem and how quickly they could be corrected or an alternate implemented, which is unknown at this time.

     Contingency Plan: We believe that our efforts towards Year 2000 compliance are on schedule. We will continue to monitor the need for a contingency plan based on the results of our Year 2000 compliance review.

Forward-Looking Statements

     This report may contain forward-looking statements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects: our Year 2000 readiness, customer growth and retention, and sales growth. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, the continued growth of online commerce, risks associated with international sales, system failure and capacity constraints and competitive pressures. For further information, refer to the more specific factors and uncertainties discussed throughout this report.

                            CYBERIAN OUTPOST, INC.


                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings. Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

     On July 30, 1999, the Company raised gross proceeds of $1 million by completing a private placement of an aggregate 93,023 shares of its Common Stock to Tweeter Home Entertainment Group, Inc. at a price of $10.75 per share. No underwriter was involved in the foregoing offer and sale of securities. Such offer and sale was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

     In connection with the our initial public offering, we sold 4,000,000 shares of Common Stock, and received net offering proceeds of approximately $65.5 million. On July 30, 1998, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (File No. 333-55819) effective. The following table sets forth our cumulative use of the net offering proceeds as of August 31, 1999:

          Construction of plant, building and facilities.........  $ 1,700,000
          Purchase and installation of machinery and equipment...    4,800,000
          Purchase of real estate................................            0
          Acquisition of other business..........................            0
          Repayment of indebtedness..............................      300,000
          Working capital........................................   16,800,000
          Temporary investments:.................................   24,100,000
          Cash and cash equivalents..............................   15,700,000
          All other purposes.....................................    2,100,000

     The foregoing use of net proceeds does not represent a material change in the use of net proceeds described in the Registration Statement.

                            CYBERIAN OUTPOST, INC.


Item 3.  Defaults Upon Senior Securities. Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of shareholders on July 27, 1999, and the following matters were voted on at that meeting:

     1. The election of William H. Lane III and James E. Preston as Class I Directors, each to serve for a three year term of office or until their successors are elected. The following chart shows the number of votes cast for or against each director, as well as the number of abstentions and broker nonvotes:

Director           For        Against     Abstain      Broker Nonvotes
--------           ---        -------     -------      ---------------

Mr. Lane       18,058,531     110,444       N/A             N/A
Mr. Preston    18,058,531     110,444       N/A             N/A

     2. The proposal to increase by 2,000,000 shares the aggregate number of shares for which stock options and stock awards may be granted under the Company's 1998 Employee, Director and Consultant Stock Plan. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker nonvotes:

                   For        Against     Abstain      Broker Nonvotes
                   ---        -------     -------      ---------------
               8,878,859      791,835      57,858         8,440,423

     3. The proposal to ratify the selection of KPMG LLP as independent auditors for our fiscal year ending February 29, 2000. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker nonvotes:

                   For        Against     Abstain      Broker Nonvotes
                   ---        -------     -------      ---------------

               18,081,946      66,087      20,942            N/A


Item 5.  Other Information. Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits

Exhibit No. 10-1.....    Employment Agreement dated June 16, 1999 between
                         Katherine N. Vick and the Company
Exhibit No. 11.......    Computation of Loss per Share
Exhibit No. 27.......    Financial Data Schedule

(B) Reports on Form 8-K

Form 8-K dated August 2, 1999 and filed August 4, 1999 regarding the joint venture between the Company and Tweeter Home Entertainment Group, Inc.

                            CYBERIAN OUTPOST, INC.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   October 14, 1999

                                   CYBERIAN OUTPOST, INC.



                                   By:      /s/ Katherine N. Vick
                                      -------------------------------------
                                              Katherine N. Vick
                                      Executive Vice President for Business
                                      Development &  Chief Financial Officer
                                   (Principal Accounting and Financial Officer)

                            CYBERIAN OUTPOST, INC.


                                 EXHIBIT INDEX


Exhibit
-------
  10      Employment Agreement dated June 16, 1999 between Katherine N.Vick and the Company
  11      Computation of Loss Per Share
  27      Financial Data Schedule