Form 10-Q
period 1999-11-30
CYBERIAN OUTPOST INC
filed 2000-01-14
CIK 1041712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  As of December 31, 1999, the registrant had 23,632,668 shares of common stock, par value $.01 per share, outstanding.

                             CYBERIAN OUTPOST, INC

                                     INDEX

                                                                                                         Page No.
                                                                                                         -------
Part I--Financial Information:

  Item 1.     Financial Statements:

              Balance Sheets, November 30, 1999 (Unaudited) and February 28,
              1999.....................................................................................       3

              Statements of Operations, Three and Nine Months Ended November 30, 1999 (Unaudited)
              and November 30, 1998 (Unaudited)........................................................       4

              Statements of Cash Flows, Nine Months Ended November 30, 1999 (Unaudited)
              and November 30, 1998 (Unaudited)........................................................       5

              Notes to Financial Statements (Unaudited)................................................       6

  Item 2      Management's Discussion and Analysis of Financial Condition and Results of
              Operations...............................................................................       7

Part II--Other Information

  Item 2.     Changes in Securities and Use of Proceeds...............................................       12

  Item 6.     Exhibits and Reports on Form 8-K........................................................       13

Signature.............................................................................................       14

Exhibit Index.........................................................................................       15

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                            CYBERIAN OUTPOST, INC.

                                Balance Sheets
                                (In thousands)

                                                                                  November 30,   February 28,
                                                                                      1999           1999
                                                                                      ----           ----
                                                                                  (unaudited)
                                         Assets
Current Assets:
  Cash and cash equivalents....................................................       $ 12,122       $ 26,828
  Short-term investments.......................................................         14,993         28,735
  Accounts receivable, net                                                               3,497          3,441
  Inventories..................................................................         14,031          5,750
  Prepaid expenses and other current assets....................................          2,005            365
                                                                                      --------       --------
     Total current assets......................................................         46,648         65,119
Property and equipment, net....................................................          8,812          5,937
Investment in joint venture....................................................          2,515             --
Other assets...................................................................            569            408
                                                                                      --------       --------
     Total assets..............................................................       $ 58,544       $ 71,464
                                                                                      ========       ========

                         Liabilities and Stockholders' Equity

Current Liabilities:
  Current portion of capital lease obligations.................................       $    688       $    501
  Accounts payable.............................................................         18,482          8,985
  Accrued expenses.............................................................          4,416          2,779
                                                                                      --------       --------
     Total current liabilities.................................................         23,586         12,265
Capital lease obligations, excluding current portion...........................            875            778
                                                                                      --------       --------
     Total liabilities.........................................................         24,461         13,043

Stockholders' equity:
  Common stock.................................................................            236            230
  Additional paid-in capital...................................................         93,701         92,319
  Accumulated other comprehensive loss.........................................            (43)          (106)
  Accumulated deficit..........................................................        (59,811)       (34,022)
                                                                                      --------       --------
     Total stockholders' equity................................................         34,083         58,421
                                                                                      --------       --------
     Total liabilities and stockholders' equity................................       $ 58,544       $ 71,464
                                                                                      ========       ========

                See accompanying notes to financial statements.

                            Statements of Operations
                     (In thousands, except per share data)
                                  (unaudited)

                                                                      Three Months Ended              Nine Months Ended
                                                                         November 30,                    November 30,
                                                                         -----------                     ------------
                                                                     1999            1998            1999            1998
                                                                     ----            ----            ----            ----
Net sales  ...................................................        $43,167         $23,515        $112,536        $ 52,110
Cost of sales.................................................         38,083          21,145          99,819          47,020
                                                                      -------         -------        --------        --------
  Gross profit................................................          5,084           2,370          12,717           5,090
Operating expenses:
  Sales and marketing.........................................          9,556           8,650          27,071          17,962
  General and administrative..................................          2,738           1,354           7,955           3,445
  Technology and development..................................          1,609             928           5,036           2,518
                                                                      -------         -------        --------        --------
     Total operating expenses.................................         13,903          10,932          40,062          23,925
                                                                      -------         -------        --------        --------
  Operating loss..............................................         (8,819)         (8,562)        (27,345)        (18,835)
Other income, net.............................................            276             933           1,556           1,429
                                                                      -------         -------        --------        --------
  Net loss....................................................         (8,543)         (7,629)        (25,789)        (17,406)
Accretion of premium on preferred stock.......................             --              --              --            (210)
Dividends applicable to preferred stockholders................             --              --              --            (613)
                                                                      -------         -------        --------        --------
  Net loss applicable to common stockholders..................        $(8,543)        $(7,629)       $(25,789)       $(18,229)
Basic and diluted net loss per share..........................        $ (0.36)        $ (0.34)       $  (1.11)       $  (1.34)
                                                                      =======         =======        ========        ========
Weighted average shares outstanding...........................         23,559          22,298          23,277          13,640
                                                                      =======         =======        ========        ========
Pro forma basic and diluted net loss per share................                                                       $  (0.89)
                                                                                                                     ========
Pro forma weighted average shares outstanding.................                                                         19,515
                                                                                                                     ========

                See accompanying notes to financial statements.

                            Statements of Cash Flows
                                 (In thousands)
                                  (unaudited)

                                                                                   Nine months ended
                                                                                      November 30,
                                                                               --------------------------
                                                                                   1999          1998
                                                                               ------------  ------------

Cash flows from operating activities:
 Net loss....................................................................     $(25,789)     $(17,406)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization..............................................        2,730           607
  Issuance of common stock options to employees..............................           51           483
  Equity in net income of joint venture                                                (15)           --
  Loss on sales and maturities of short-term investments.....................          221            --
  Increase in operating assets:
   Accounts receivable.......................................................          (56)       (2,675)
   Inventories...............................................................       (8,281)       (3,459)
   Prepaid expenses and other assets.........................................       (1,801)       (1,367)
  Increase in operating liabilities:
   Accounts payable..........................................................        9,497         6,811
   Accrued expenses..........................................................        1,637         3,132
                                                                                  --------      --------
    Net cash used in operating activities....................................      (21,806)      (13,874)
                                                                                  --------      --------
Cash flows from investing activities:
 Investment in joint venture.................................................       (2,500)           --
 Purchases of property and equipment.........................................       (4,877)       (3,146)
 Purchases of short-term investments.........................................      (10,781)           --
 Proceeds from sales and maturities of short-term investments................       24,365            --
                                                                                  --------      --------
    Net cash provided by (used in) investing activities......................        6,207        (3,146)
                                                                                  --------      --------
Cash flows from financing activities:
 Repayment of notes payable..................................................           --        (2,000)
 Repayment of capital lease obligations......................................         (444)         (121)
 Proceeds from issuance of common stock warrants.............................           --           545
 Proceeds from issuance of redeemable preferred stock........................           --        13,658
 Proceeds from issuance of common stock......................................        1,337        65,499
                                                                                  --------      --------
    Net cash provided by financing activities................................          893        77,581
                                                                                  --------      --------
Net increase (decrease) in cash and cash equivalents.........................      (14,706)       60,561
Cash and cash equivalents at the beginning of period.........................       26,828         7,325
                                                                                  --------      --------
Cash and cash equivalents at the end of period...............................     $ 12,122      $ 67,886
                                                                                  ========      ========

Supplemental disclosure of cash paid for interest and taxes:
 Interest....................................................................     $     98      $     42
                                                                                  ========      ========
 Taxes.......................................................................     $    159      $      4
                                                                                  ========      ========

                See accompanying notes to financial statements.

Supplemental disclosure of non-cash transactions:

   During the nine month period ended November 30, 1999, we acquired office equipment and incurred capital lease obligations of $729,000.

   During the nine month period ended November 30, 1998, we (i) increased the Redeemable Series C Convertible Preferred Stock and decreased additional paid-in capital by $823,000 to record accumulated dividends of $613,000 and accretion of $210,000 on the Redeemable Series C Convertible Preferred Stock, (ii) acquired office equipment and incurred capital lease obligations of $200,000, (iii) converted a $750,000 debenture into 163,043 shares of Series B Convertible Preferred Stock, and (iv) converted all redeemable and convertible preferred stock to common stock, effective on our initial public offering date.

                         Notes to Financial Statements
                                  (Unaudited)
                               November 30, 1999

1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ending February 29, 2000.

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

4. Comprehensive Loss

                                                                 Three months ended                      Nine months ended
                                                                 ------------------                      -----------------
                                                         November 30,        November 30,        November 30,        November 30,
                                                         ------------        ------------        ------------        ------------
                                                             1999                1998                1999                1998
                                                             ----                ----                ----                ----
                                                                    (In thousands)                          (In thousands)
The components of comprehensive loss, net of   tax,
 are as follows:
Net loss...............................................      $(8,543)           $(7,629)            $(25,789)           $(17,406)
Other comprehensive loss, net of tax:
  Change in unrealized holding loss in                           203                 --                   63                  --
  available for sale securities                              -------            -------             --------            --------
    Other comprehensive loss...........................          203                 --                   63                  --
                                                             -------            -------             --------            --------
Comprehensive loss.....................................      $(8,340)           $(7,629)            $(25,726)           $(17,406)
                                                             =======            =======             ========            ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion of our financial condition and results of operations should be read in conjunction with our Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q.

Overview

  Cyberian Outpost, Inc. ("Outpost.com") is a leading global Internet-only retailer featuring over 170,000 consumer technology and related products for home and office, a full range of electronics in the Tweeter@Outpost.com store and innovative gifts in the Brookstone@Outpost.com store. With 465,000 customers world-wide, we offer an online "superstore" at www.Outpost.com that provides one-stop shopping for domestic and international customers, 24 hours a day, seven days a week. Our online store features an easy to navigate interface, extensive product information, powerful search capabilities, and competitive pricing. We have been recently ranked #1 in Computing by Forrester Research, #1 in Service by Bizrate and Best in Category by Fortune Magazine.

  Although we have grown rapidly since our inception in 1995, we continue to incur significant net losses. We believe that in order to continue our growth and expansion, operating expenses will increase as a result of the financial commitments required to further develop multiple marketing channels and enhance our Web site's features and functionality. As such, we expect to continue to incur losses and generate negative cash flows from operations for the near term. Our ability to achieve profitability is dependent upon our ability to substantially increase net sales and to continue to broaden our range of product offerings that have higher margins. There can be no assurance that sufficient revenues will be generated from the sale of our products to enable us to reach or maintain profitability on a quarterly or annual basis. Although we have experienced significant revenue growth since inception, such growth rates are not necessarily sustainable at historic levels. In view of the rapidly evolving nature of our business, we believe that period-to-period comparisons of our operating results, including our gross profit and operating expenses as percentage of net sales, are not necessarily meaningful and should not be relied upon as an indication of future performance.

  We believe that the key factor affecting our long-term financial success is our ability to attract and retain customers in a cost effective manner. Currently, we seek to expand our customer base and encourage repeat buying through the addition of new product categories and the use of multiple sales and marketing programs. Such programs include: (i) our True Price policy, which includes free overnight shipping (ii) brand development, (iii) online and offline marketing and promotional campaigns, (iv) linking programs with targeted Web sites, (v) personalized direct marketing programs designed to generate repeat sales from existing customers and (vi) alliances with Internet content providers and portal sites.

  Factors that may affect our operating results include the frequency of new product releases, success of business alliances, mix of product sales and seasonality of sales typically experienced by retailers. Sales in the technology and consumer electronics industry are significantly affected by the release of new products. Infrequent or delayed new product releases, when they occur, negatively impact the overall growth in computer retail sales. Gross profit margins for technology and consumer electronics vary widely, with computer hardware generally having the lowest gross profit margins. While we have some ability to affect our product mix through effective upselling and cross-selling of high margin products, our sales mix will vary from period to period and our gross margins will fluctuate accordingly.

  International sales are denominated in U.S. dollars and, therefore, those sales are not affected by foreign currency translation. However, foreign currency fluctuations may affect demand for our products.

Recent Events

  On October 1, 1999, we formed a 50/50 joint venture, Tweeter@Outpost.com, with Tweeter Home Entertainment Group, Inc. ("Tweeter"), a leading specialty retailer of upscale audio and video consumer electronics products. Tweeter@Outpost.com markets and brands a fully authorized Internet consumer electronics retail destination. We believe this joint venture leverages and integrates the core strengths of both companies, applying our leading-edge Internet technology, Web merchandising expertise and operational infrastructure and Tweeter's powerful relationships with top manufacturers and its world-class training organization, which is directed toward delivering a positive customer experience. The joint venture is accounted for under the equity method of accounting.

  We announced an alliance with Brookstone, Inc., a nationwide specialty retailer of unique and innovative consumer products. We also entered a co-marketing alliance and exclusive e-commerce partnership with Sandbox.com, a leading provider of internet-based sports and financial games. Under the terms of the agreement, we became Sandbox's exclusive e-commerce partner and will operate the Sandbox Buyers Club, which includes co-branded stores featuring computer hardware, software, gaming and electronics products, as well as Sandbox.com licensed sports merchandise. In addition, an alliance with furniture retailer Shop121.com adds top grade computer desks and hutches as well as ergonomic gaming chairs to our store. The alliances noted above are part of our e-Business Services strategy.

Results of Operations: Three and Nine Months Ended November 30, 1999 and 1998

  Net Sales: Net sales are comprised of product sales, net of returns and allowances, from the sale of computer hardware, software and accessories, specialty consumer products and advertising revenue derived from hardware manufacturers and software publishers that pay for promotional placements on our Web site. Net sales increased by $19.7 million from $23.5 million for the quarter ended November 30, 1998 to $43.2 million for the quarter ended November 30, 1999. In addition, net sales increased by $60.4 million from $52.1 million in the nine months ended November 30, 1998 to $112.5 million in the nine months ended November 1999. In both of these periods, these increases were primarily a result of increases in our customer base and repeat purchases from existing customers. Revenues from advertising and other sources in the three and nine month periods ended November 30, 1999 and 1998 were not material.

  Cost of Sales: Cost of sales consists of the cost of the merchandise we sell. Cost of sales increased by $17.0 million from $21.1 million in the quarter ended November 30, 1998 to $38.1 million in the quarter ended November 30, 1999 as a result of the growth in product sales. Our gross profit increased by $2.7 million from $2.4 million in the quarter ended November 30, 1998 to $5.1 million in the quarter ended November 30, 1999, due to the increase in our revenues. As a percentage of sales, our gross margin was 11.8% and 10.1% in the quarters ended November 30, 1999 and 1998, respectively. The increase in gross margin percentage was attributable to an improvement in our product mix, adhering more closely to manufacturers' minimum advertised pricing policies, and improved marketing and merchandising strategies.

  Cost of sales increased by $52.8 million from $47.0 million in the nine month period ended November 30, 1998 to $99.8 million in the nine month period ended November 30, 1999 as a result of our product sales growth. Our gross profit increased by $7.6 million from $5.1 million in the nine months ended November 30, 1998 to $12.7 million in the nine months ended November 30, 1999 as a result of the growth in our revenue. As a percentage of sales, our gross margin was 11.3% and 9.8% in the nine months ended November 30, 1999 and 1998, respectively.

  Sales and Marketing: Sales and marketing expenses consist primarily of online and offline advertising and promotion costs, distribution and shipping costs, sales, marketing and customer service personnel and related expenditures, and fees paid to strategic partners. Sales and marketing expenses increased by $0.9 million from $8.7 million for the quarter ended November 30, 1998 to $9.6 million for the quarter ended November 30, 1999. This increase was due to higher shipping, warehouse and other direct selling expenses related to the increase in sales volumes. As a percentage of net sales, sales and marketing expense decreased from 36.8% for the quarter ended November 30, 1998 to 22.1% for the quarter ended November 30, 1999. Sales and marketing expenses increased by $9.1 million from $18.0 million in the nine month period ended November 30, 1998, to $27.1 million in the nine month period ended November 30, 1999. This increase was due to higher shipping, warehouse and other direct selling expenses related to the increase in sales volumes, higher advertising and promotion expenses related to building brand recognition and increasing sales, and the growth of the sales and marketing staff. As a percentage of net sales, sales and marketing expenses decreased from 34.5% in the nine months ended November 30, 1998 to 24.1% in the nine months ended November 30, 1999. The percentage decreases in both periods resulted from our ability to leverage sales and marketing expenses such that net sales increased at a higher rate than those expenses.

  General and Administrative: General and administrative expense includes administrative, finance and purchasing personnel and related costs, general office and depreciation expenses, as well as professional fees. General and administrative expense increased by $1.3 million from $1.4 million for the quarter ended November 30, 1998 to $2.7 million for the quarter ended November 30, 1999. As a percentage of net sales, general and administrative expenses increased from 5.8% in the quarter ended November 30, 1998 to 6.3% in the
quarter ended November 30, 1999.   General and administrative expense increased
by $4.6 million from $3.4 million in the nine month period ended November 30, 1998 to $8.0 million in the nine month period ended November 30, 1999. As a percentage of net sales, general and administrative expenses increased from 6.6% in the nine months ended November 30, 1998 to 7.1% in the nine months ended November 30, 1999. The increases in general and administrative expense in both periods were primarily the result of increases in depreciation, administrative personnel, office expenses associated with such personnel, and professional fees.

  Technology and Development: Technology and development expense includes systems personnel and related costs, software support, technology development
costs, Web site hosting and communications expenditures.   Technology and
development expense increased by $0.7 million from $0.9 million for the quarter ended November 30, 1998 to $1.6 million in the quarter ended November 30, 1999. As a percentage of net sales, technology and development expense decreased from 3.9% for the quarter ended November 30, 1998 to 3.7% for the quarter ended November 30, 1999. Technology and development expenses increased by $2.5 million from $2.5 million in the nine month period ended November 30, 1998 to $5.0 million in the nine month period ended November 30, 1999. As a percentage of sales, technology and development expenses decreased from 4.8% in the nine months ended November 30, 1998 to 4.5% in the nine months ended November 30, 1999. The dollar increases in technology and development expense in both periods were primarily a result of systems and software upgrades and enhancements required to support the growth in visitors to our Web site, as well as increases in systems personnel to maintain and improve our Web site and technology infrastructure. The percentage decreases in both periods resulted from our ability to leverage technology and development expenses such that net sales increased at a higher rate than those expenses.

  Other Income, Net: Other income, net consists of interest income we earned on short-term investments and overnight investments of our cash balances in money market accounts and equity in the net income of Tweeter@Outpost.com, offset by interest expense attributable to lease financing agreements. Other income, net decreased by $657,000 from $933,000 for the quarter ended November 30, 1998 to $276,000 for the quarter ended November 30, 1999 primarily as a result of lower interest income because of lower short-term investment balances in the current quarter. Other income, net increased by $127,000 from $1,429,000 in the nine month period ended November 30, 1998 to $1,556,000 in the nine month period ended November 30, 1999. This change was primarily the result of interest income from short-term investment of our cash balances resulting from our sale of common stock through our initial public offering completed on August 5, 1998.

  Net Loss: As a result of the foregoing factors, we incurred a net loss of $8.5 million and $25.8 million in the three and nine month periods ended November 30, 1999, respectively.

Liquidity and Capital Resources

  We used $21.8 million in cash to fund operations during the nine months ended November 30, 1999. During this period, our principal operating cash requirements were to fund our net loss and for increases in inventories, prepaid expenses and other assets, partially offset by increases in accounts payable and accrued expenses. In addition, we generated $6.2 million from investment activities during the nine months ended November 30, 1999, consisting of proceeds from the sale and maturities of short-term investments of $24.4 million, offset by purchases of short-term investments of $10.8 million and of property and equipment of $4.9 million and by an investment in a joint venture of $2.5 million. We also generated $0.9 million from financing activities during the nine months ended November 30, 1999 from the proceeds from issuing common stock, primarily to Tweeter, partially offset by the repayment of capital lease obligations.

  As of November 30, 1999, we had $12.1 million in cash and cash equivalents and $15.0 million in short-term investments compared to $26.8 million in cash and cash equivalents and $28.7 million in short-term investments as of February 28, 1999. As of November 30, 1999, our material capital commitments consisted of $1.6 million in obligations outstanding under capital leases.

  In November 1999, our "flooring" credit agreement with Deutsche Financial Services Corporation ("DFS") was increased from $7.0 million to $12.0 million. Pursuant to this agreement, DFS may, at its option, extend credit to us from time to time to purchase inventory from DFS approved vendors or for other purposes. Under this agreement, we can purchase inventory from certain vendors and elect to have these vendors invoice DFS instead of us. DFS pays this invoice and in turn bills us on a periodic basis throughout the month. If we pay this note within 30 days, we pay no interest. If the note remains outstanding after 30 days, we must pay a .25% fee and interest accrues at a variable rate based on the prime rate plus 2.5%. If the note remains outstanding after 181 days, interest begins to accrue at the prime rate plus 6.5%. To date, we have paid all notes within 30 days and have incurred no interest expense under this facility. As a result of increasing our line to $12.0 million, the amount of cash instruments pledged was increased from $2.5 million to $4.5 million. This pledge, in addition to all of our assets, secures this facility. As of November 30, 1999, we had an outstanding balance of $8.3 million under this facility.

  We plan to continue to aggressively expand our marketing efforts and customer acquisition initiatives. We will fund these initiatives and our ongoing operations through current cash, cash equivalents and short term investments, and we anticipate selling additional equity or debt securities within the next six to nine months. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

  We use a significant number of computer software programs and operating systems in our internal operations, including applications used in order processing, inventory management, distribution, financial business systems and various administrative functions. To determine the effect, if any, of the Year 2000 Issue on our operations, we began a comprehensive audit of our internal information systems in June 1998 to determine if they are able to correctly interpret the upcoming Year 2000. We established a Year 2000 Project Team that, together with external consultants, developed a process for addressing the Year 2000 Issue. This process included performing an inventory, completing an assessment, and performing remediation and testing procedures of all mission-critical information systems and equipment that contain embedded technology, as well as obtaining assurances from all mission-critical third-parties that substantially affect our ability to take, process and fulfill orders, gather and process financial information, or otherwise significantly impact the customer experience. These procedures were successfully completed in December 1999. During our review and testing, we encountered no significant unresolved problems, nor did we identify any non-compliant systems that needed to be replaced or significantly modified. Additionally, we have not experienced any significant problems subsequent to December 31, 1999. We therefore believe that our principal information systems correctly define the Year 2000. To date, the costs incurred to conduct the review of our internal information systems and to identify the impact of the Year 2000 Issue on third parties have been immaterial.

Forward-Looking Statements

  This report may contain forward-looking statements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects: customer growth and retention; sales growth; our expansion of marketing efforts and customer acquisition initiatives; our anticipated sale of equity or debt securities; the potential positive impact on our operations of the joint venture and strategic alliances; and the impact of the Year 2000 Issue. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, the continued growth of online commerce, risks associated with international sales, system failure and capacity constraints and competitive pressures. For further information, refer to the more specific factors and uncertainties discussed throughout this report.

                         PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings. Not Applicable

Item 2.   Changes in Securities and Use of Proceeds

  In connection with our initial public offering, we sold 4,000,000 shares of Common Stock, par value $.01 per share, and received net offering proceeds of approximately $65.5 million. On July 30, 1998, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (File No. 333-55819) effective. The following table sets forth our cumulative use of the net offering proceeds as of November 30, 1999:

      Building, leasehold improvements and facilities...........................   $ 1,700,000
      Computers, software and office equipment..................................     6,600,000
      Investment in joint venture...............................................     2,500,000
      Repayment of indebtedness.................................................       500,000
      Working capital...........................................................    26,300,000
      Temporary investments.....................................................    15,000,000
      Cash and cash equivalents.................................................    12,100,000
      All other purposes, net...................................................       800,000

  The foregoing use of net proceeds does not represent a material change in the use of net proceeds described in the Registration Statement.

Item 3.   Defaults Upon Senior Securities. Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders. Not Applicable

Item 5.   Other Information. Not Applicable

Item 6.   Exhibits and Reports on Form 8-K.

(A) Exhibits

Exhibit No. 3.1............  Restated Bylaws of Cyberian Outpost, Inc.
Exhibit No. 10.1...........  Employment Agreement dated September 29, 1999 between Robert Bowman and Cyberian Outpost, Inc.
Exhibit No. 11.............  Computation of Loss per Share
Exhibit No. 27.............  Financial Data Schedule

(B) Reports on Form 8-K. Not Applicable

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   January 14, 2000

                         CYBERIAN OUTPOST, INC.



                         By: /s/ Katherine N. Vick
                             -------------------------------------------------
                                          Katherine N. Vick
                           Executive Vice President for Business Development &
                                        Chief Financial Officer
                              (Principal Accounting and Financial Officer)

                            CYBERIAN OUTPOST, INC.


                                 EXHIBIT INDEX

    Exhibit
    -------

     3.1        Restated Bylaws of Cyberian Outpost, Inc.
    10.1        Employment Agreement dated September 29, 1999 between Robert
                Bowman and Cyberian Outpost, Inc.
    11          Computation of Loss Per Share
    27          Financial Data Schedule