Form 10-K
period 2000-02-29
CYBERIAN OUTPOST INC
filed 2000-05-18
CIK 1041712

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

  For the fiscal year ended February 29, 2000

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period      to

                       Commission file number: 000-24659

                               ----------------

                             CYBERIAN OUTPOST, INC.
                              (a/k/a OUTPOST.COM)
             (Exact name of registrant as specified in its charter)

              Delaware                             06-1419111
          (State or other                         (IRS Employer
          jurisdiction                         Identification No.)
        of incorporation or
          organization)

    23 North Main Street, PO Box 636
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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on May 1, 2000, was $169,082,828 based on the last sale price as reported by the Nasdaq National Market System.

   As of May 1, 2000, the registrant had 28,474,710 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Registrant's definitive proxy statement for its 2000 annual meeting of stockholders are incorporated by reference in Part III of this report. With the exception of those portions that are specifically incorporated by reference in this report, such proxy statement shall not be deemed to be filed with this report or incorporated herein by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. BUSINESS

Overview

   Outpost.com ("Cyberian Outpost, Inc.," or the "Company") is a leading global Internet-only retailer featuring over 170,000 consumer technology and related products for the home and office. As of February 29, 2000, we had 630,000 customers world-wide, the majority of which have shopped at Outpost.com duing the last 24 months. We offer an online "superstore" at www.Outpost.com that provides one-stop shopping for domestic and international customers, 24 hours a day, seven days a week. Our superstore features computer hardware, software and accessories. We work with the computer industry's foremost suppliers, and we are an authorized Internet reseller for most leading manufacturers including IBM, Apple, Compaq, Sony, Hewlett Packard, Acer and Toshiba. We also sell software for leading publishers including Microsoft, Symantec, Adobe, Apple Software and Intuit. Additionally, we offer downloadable software and online licensing. We offer a full range of consumer electronics in the Tweeter.Outpost.com store, unique and innovative consumer products in the Brookstone.Outpost.com store and a wide selection of photographic equipment and services offered via our unique partnership with Wolf Camera. Our online store features;

  .  an easy to navigate, intuitive interface;

  .  outstanding twenty-four hour customer service seven days per week;

  .  free overnight delivery;

  .  extensive product information;

  .  powerful search capabilities;

  .  competitive pricing; and

  . a flexible returns policy including pick-up from any location in the U.S..

   Since December 1998, our store has consistently received the top rating of 4 stars (out of 5) from Bizrate.com. Outpost.com has become one of the most widely known and used e-commerce sites. We have the #1 ranking in the Computing category of the Forrester PowerRankings, by Forrester Research. We were also named Best of the Web by Fortune Magazine, Favorite Destination by PC Magazine, and #1 Rated in Category by Fortune Magazine.

   We have expanded our business beyond the online "superstore" targeted to retail consumers to include our newly developed "Your Office at Outpost.com" specifically to address the needs of small and medium size businesses. The B2b sector of online retailing has distinct needs that diverge from the traditional consumer in both the quantity and pricing of the selections that businesses need to purchase. We have a dedicated team of customer service professionals to assist corporate buyers in making their selections, creating accounts and managing payment and leasing terms. Our free overnight delivery on most orders and the newly offered same day delivery options are key features that encourage businesses to consider using Outpost.com to fulfill their purchasing requirements. Corporate customers always have the ability to order their products directly online. Additionally, our newly formed eBusiness Services unit, allows us to further diversify our revenue stream and create a new source of customers and products for our businesses.

   Our business has grown rapidly since we started in 1995. Net sales increased from $1.9 million for our fiscal year ended February 29, 1996 to $189 million for our fiscal year ended February 29, 2000. In addition, of the approximately 630,000 individual customers in over 150 countries who have purchased from us since we started, nearly 338,000 have become customers since March 1, 1999.

   Our business model takes advantage of the unique characteristics of the Internet, which has become an increasingly significant global medium for commerce, communication and information. We believe that growth in Internet usage has been fueled by a number of factors including:

  . a large and growing installed base of PCs and Internet devices in the workplace and home;

  . advances in the performance and speed of PCs, Internet devices and modems;

  .  improvements in network infrastructure;

  .  easier and cheaper access to the Internet; and

  .  increased awareness of the Internet.

Our Market Opportunity

   The Internet retailing industry is characterized by a number of factors which present unique challenges to retailers including, the limited availability of many of the top selling products across a broad array of categories, rapid product obsolescence and continuous new product introductions. The unique flexibility of e-tailing enables us to fully address these challenges in order to take full advantage of the growing worldwide market for consumer technology, computer hardware and software.

   We understand the key business challenges of the Internet retailing industry and we use this unique environment to address those challenges. Our online superstore was created to provide retail consumers, and now small businesses, with a convenient, compelling and enjoyable shopping experience in a Web-based retail environment. Key attributes of our business include:

  . Efficient economics of our "virtual" store. As an Internet-only merchant, we enjoy structural economic advantages that we believe will ultimately allow us to achieve greater operating margins relative to traditional computer retailers. These advantages include, low-cost unlimited "shelf space"; lower personnel requirements; scaleable technology; and our ability to serve a global customer base from a single, domestic location.

  . Broad array of product offerings. Our unlimited, low-cost "shelf space", allows us to offer more than 170,000 products including, computer hardware, software and accessory products, home electronic products (televisions, DVD players, VCRs and high end audio electronics), and sports and fitness equipment for both home and office use. We carry products from the industry's foremost developers and manufacturers and are an authorized Internet reseller for many leading vendors for both their consumer and commercial product lines.

  . The ability to reach a global customer base. The global reach of the Internet allows us to deliver a broad selection of products to customers in international, rural or other locations that cannot support large scale physical stores or to which catalogs cannot be easily or cost effectively distributed.

  . The availability of value-added online content. To assist our customers, valuable information, including extensive product descriptions, is available on our Web site and through our free e-mail newsletter.

  . Convenient 24-hour shopping. Our online superstore which is available 24 hours a day, seven days a week, may be reached from the customer's home or office and features sophisticated browsing and search technology.

Business Strategy

   Our goal is to become an e-commerce market leader for the Internet retail sale of a broad array of consumer technology products for consumers and small businesses, and to provide e-commerce solutions for a large cross section of businesses that have the need to implement an e-commerce strategy. Outpost.com has recently expanded its business model beyond Business to Consumer (B2C) to target small businesses (B2b) and eBusiness Services (eBS). We intend to build upon our current strengths by (a) expanding our efforts in online and off-line brand development, (b) expanding our product offerings with new, but related product categories (c) developing a customized, personalized and transparent one-to-one marketing approach and (d) diversifying into additional areas of Internet commerce. We believe that these steps support our strategy, which is to build an internationally known Internet brand and provide a unique and satisfying shopping experience for our domestic and international customers.

eBusiness Services--eBS

   Through ebusiness services, Ouptost.com has been developing relationships with some of the country's premier retailers as well as building alliances with established Internet brands. We began our "Clicks & Mortar" partnership strategy in 1999 by combining forces with Tweeter Home Entertainment Group, Inc. in a joint venture company to sell consumer electronics on the Internet. This type of relationship allows us to develop and provide either end to end co-branded or private label sites. These partnerships include:

  . Tweeter.Outpost.com: This site combines the strengths of two companies dedicated to providing unparalleled customer service and offers elite brands of consumer electronics products to customers that shop on the Web. Tweeter Home Entertainment Group, Inc. operates 84 top quality merchandise stores throughout the United States.

  . Innovations By Brookstone: Brookstone, Inc. of Nashua, NH, with over 200 stores nationwide, is known for creating and marketing innovative products that appeal to the strong demographic customer base we attract. Brookstone is also an eBS client for whom we are preparing a complete eCommerce solution (www.brookstone.com).

  . Cameras by Wolf Camera: Wolf Camera, based in Atlanta, GA, will shortly appear on the Outpost.com site providing a vast selection of digital and traditional cameras as well as other photographic equipment and accessories that can be found in their over 1,000 retail stores around the country.

   We are also focusing our efforts in developing lasting e-commerce extensions on-line with established Internet companies. These extensions give us access to a broad audience. Our on-line relationships include Sandbox.com and Computer.com where Outpost.com delivers shopping content for these popular Websites. Finally, through ebusiness services, we are always working to develop additional stores within our site to provide exciting new products for our customers.

   Through our retail partnerships and e-commerce extensions, Outpost.com now has relationships with a diverse group of leading retailers who give us access to over 1,200 U.S. storefronts.

Our Web Site

   We believe our attractive, intuitive and easy-to-shop online superstore delivers a superior shopping experience and provides a competitive advantage for our customers. Browsing, shopping and check-out are simple and straightforward. As with a physical retail store, customers can browse the departments of the store, search for specific needs, look at promoted products, obtain product information, order products and ask for customer service. In contrast to a physical retail store, however, the consumer can look at over 170,000 products and accomplish the shopping experience in the comfort and convenience of his or her home or office. The key features of our online store include:

   Browsing. We have categorized the products that we currently offer into tabs, departments and sub-departments. We have also developed a series of tabs that are dedicated to products brought to us by our partners. Our convenient store map lists all of our departments and product categories. By clicking on the tab or department name, the consumer can quickly target products of interest. Permanent categories, such as Computers, Games, Electronics by Tweeter, Innovations by Brookstone, and Cameras by Wolf Camera are dedicated stores displayed with tabs.

   Searching. A primary feature of our Web site is its interactive search engine. We provide a selection of search tools that allows customers to find items based on pre-selected criteria such as product type, platform, manufacturer or publisher. Customers are also able to use more complex and precise search tools such as search queries.

   Checkout. To purchase a product, a customer can simply click on a button to add the product to their virtual shopping cart. Just as in a physical store, a customer may add and/or subtract products as they browse through our merchandise prior to making a final purchase decision. Once a customer is finished shopping and clicks on the "Proceed to Checkout" button, we feature a simple three-step checkout process. To complete the checkout process the customer simply:

  .  enters his or her billing and shipping information;

  . reviews the merchandise being purchased and chooses from the differing shipping options; and

  .  enters credit card information for payment.

   Once the checkout process is complete, the customer then clicks the "Submit Order" button. Customers may also set up an Express Account with us using the "Remember Me" feature with their email address and a password for quick checkouts on return shopping trips.

   Advertising. We have designated many feature locations on our home page and throughout our store that are available to advertisers wishing to increase their Internet presence and target our sophisticated user base. Our in-store promotional banners advertise a variety of our manufacturers' and publishers' products on a continual basis. Additional promotional opportunities are available throughout our store in the form of sponsorships of products in specialty shops, manufacturer showcases, featured product spots, targeted e-mail offers, and banners and buttons for special offers.

   Merchandising. We actively work with manufacturers to create special bundles of products and to secure special offers exclusively for our customers. Such specials are featured prominently throughout our Web site. Weekly, seasonal, holiday and special promotions are displayed on banners or tabs and can also be targeted directly to interested customers via e-mail.

   Product Information. We provide detailed product information throughout our store. After selecting a product, the customer is supplied with comprehensive descriptions, system requirements, screen shots, product packaging and pricing information. One of the unique advantages of an Internet retail store is the ability to interweave editorial content and product information. We have a team of writers that creates product information and other content for the site. We believe that fresh, entertaining content adds to the customer experience, increases conversion rate (the number of visitors to the site who make purchases) and differentiates us from other online retailers. Throughout our store we use "advisors" to help customers choose the correct component needed for their individual system, such as laptop batteries, cables and memory upgrades.

   TruePrice SM. With TruePrice, we include free overnight delivery (up to $100 of shipping charges) to any location within the United States. This policy assures our customers that the price they see is the price they pay. There are no surprising shipping and handling costs added. International customers are given the option of express courier delivery to overseas destinations. We also provide a 30-day money back guarantee and for $10.00 will arrange for the pick up of any product return from the location specified by the customer.

   International Translations. We have translated portions of our home page and the customer service and ordering information on our Web site into twelve foreign languages. These pages are accessed by simply selecting the language of choice from a drop down menu. A currency converter is also available to provide immediate local pricing information.

Our Customers

   Since our inception, our customer base has grown dramatically. As of February 28, 1998, the number of customers who had made a purchase from us was 81,000. Since that date, our number of customers grew as follows:

  .  to 280,000 customers for the fiscal year ended February 28, 1999;

  .  to 332,000 customers at the end of the first quarter ended May 31, 1999;

  . to 391,000 customers at the end of the second quarter ended August 31, 1999;

  . to 464,000 customers at the end of the third quarter ended November 30, 1999; and

  . to 630,000 customers at the end of the fourth quarter ended February 29, 2000.

   According to our Customer Satisfaction Survey, Outpost.com customers are very satisfied with their shopping and purchase experience on our site. Nearly 9 out of 10 customers were "Extremely" or "Very" satisfied with the result of their visit to Outpost.com whether they were just "shopping" or they actually made a purchase. Our customers reported that Outpost.com strongly delivers on the following qualities and features:

  .  fast, free, dependable delivery

  .  easy to place orders

  .  simple checkout

  .  offers brand name products

Marketing

   Our marketing strategy is to promote and increase our brand awareness, cost effectively acquire new customers, build customer loyalty, promote repeat purchases and increase our market share. We are implementing this strategy through the following channels:

  . advertising on leading Web sites and through traditional media channels worldwide;

  . employing customer relationship marketing to retain existing and to attract potential new customers;

  .  optimizing our affiliates network; and

  .  developing e-commerce vertical integrations with selected partners.

   We believe that the use of multiple marketing channels reduces reliance on any one source of customers, lowers customer acquisition costs and maximizes brand awareness.

   Online and Traditional Advertising. We have implemented a broad-based, multi-media advertising campaign that includes both online and traditional advertising, designed to drive high-value traffic to our Web site. Our current online advertising focuses on a variety of Web sites that have a proven ability to drive buyers to our site. We optimize the performance of our online efforts through the use of dynamic tools.

   Customer Relationship Marketing. Jupiter Communications, a market research firm, projects that by 2002 consumer e-mail volume will rise by 58% to 576 million messages per day, up from 335 million per day in 1999. In order to expand our customer retention and acquisition efforts, we have developed a concentrated customer relationship marketing campaign. At Outpost.com, we believe that e-mail direct marketing offers significant advantages over traditional "snail" mail marketing including: ease of personalization; lower cost; more rapid delivery and response.

   We developed and implemented technology-based systems that customize the content of targeted e-mails based on order history, platform of choice and other buying criteria. In addition, we are creating plans for increased loyalty programs beyond our current efforts to maximize the lifetime value of our customers. At times, we work in conjunction with our suppliers to notify our customers of specific product opportunities that are available. We also send our Gamer's Express newsletter to interested opt-in gaming enthusiasts.

   We have implemented in-box promotions and advertising for every package that we ship. In light of the fact that most all of our deliveries arrive at the customers door or desk the following morning, we feel that one of the best times to reach a customer is at the conclusion of a positive shopping experience. In every package we include a thank you note, a free in-box gift and a vendor sponsored promotional insert. We feel strongly that immediate acknowledgement of the time a customer transacted business with us deserves our immediate appreciation and will serve to increase a customer's loyalty to shopping at Outpost.com.

   Outpost Affiliate Network Program. The Outpost affiliate program is an established network of Web sites that post links to Outpost.com and receive a commission on sales they generate on a direct click through to Outpost.com. We partner with LinkShare Corporation, a leading provider of affiliate program management. We believe this partnership has helped make the Outpost Affiliate Network one of the leading programs in the industry today. The affiliate network program was launched in December 1997 and since that time has experienced substantial growth. By the close of fiscal 2000, our network membership had grown to more than 85,000. Through the Outpost Affiliate Network, we feel that we are building brand awareness, reinforcing customer loyalty and attracting new customers to our Web site.

   Strategic Online Advertising Relationships. We continue to forge strategic relationships with selected Internet sites including CNET, MSN Shopper and DEJA.com to increase market share and attract new customers. We are also a founding member of ShopperConnection (www.shopperconnection.com), a network connecting some of the Internet's leading online specialty retailers and services.

   Market Intelligence and Research. We have created a group to study the productivity and behavior of our customer base in order to determine the effectiveness of our marketing efforts. The market intelligence program works with both our internal data, mining session behavior and retention programs as well as with syndicated third party data provided by research firms such as Forrester, Biz Rate.com and NetRatings. We have commissioned proprietary studies to gain better understanding of our customers and use data produced from these studies to help determine the likelihood that our customers will return to us to purchase again and again and to determine what other product selections might appeal to our established customers.

Merchandising

   Outpost.com is a destination for customers who embrace advances in technology as soon as they are available. Our approach to merchandising allows Outpost.com distinct advantages such as:

  .  dynamic pricing;

  .  the ability to offer a vast array of products;

  .  the potential to cross-sell and up-sell products;

  .  our virtually unlimited display and shelf space; and

  .  Instantaneous updates of "Hot" promotional items to our site.

   Working with our eBS partners and clients, we purchase and maintain inventory on many popular products that are difficult to obtain for Internet resale. Many of our purchasing decisions in the non-computer categories are guided by the experience and skills that have made our partners successful traditional Brick and Mortar retailers. Because of our approach to merchandising, we are able to realize pricing opportunities considerably more quickly than traditional retailers. When prices from the manufacturer change, we can immediately update the prices in our store. Additionally, we have the ability to test the attractiveness of products and generate interest through unique product bundling, feature and product presentation without the shelf-space limitations that constrain catalog and traditional retail stores. The retail merchandise display capabilities of our store allow us to carry an extraordinarily deep product selection. Outpost.com is able to provide the full array of a manufacturer's products, not just the top selling items. Our product descriptions are very detailed and are continually updated with new information. We believe we have strong relationships with our suppliers and by providing entire lines of products, we are able to more solidly support our customers with accessories and enhancements to the major purchases they make. Our ability to cross-sell throughout our store bolsters cooperative association with manufacturers. For example, we link related products with one another such as combining laptop computers, leather carrying cases and extra batteries. Our intention is to expose our customer to as much value added sales support as possible.

   At Outpost.com, we take advantage of special product purchasing opportunities and joint advertising relationships with manufacturers and distributors, both within our store and in other venues as well. We run weekly merchandise specials on products that are specifically allocated by manufactures to Outpost.com. Our home page has rotating feature spots that attract attention to additional specials and specific product categories. We believe we are skilled at marketing by theme. We tailor our home page from season to season along traditional holiday themes, and we create our own seasonal offerings such as Mother's and Father's day promotions, sport championship sweepstakes and prizes. At times we have even created offerings specializing in the latest blockbuster movie from Hollywood. Furthermore, our strong relationships with product manufacturers enhance our ability to respond quickly to world-wide events affecting technology, such as virus scares. We can make solutions available to our customers extremely rapidly through downloadable software updates.

Corporate Advertising

   Our stores provide a compelling destination for shoppers and customers with the highly attractive demographic profile that advertisers seek to reach. During the fourth quarter of fiscal 2000, our average order size was more than $240.00 and our revenue for the quarter exceeded $76 million. Advertisers can place a variety of advertising formats on our site or in co-sponsored e-mail distributions. We plan to develop innovative programs and dedicate more resources to driving the lucrative revenue opportunities that are available through opening up our site to nationally branded companies wishing to target their messages to the Outpost.com audience.

Customer Service

   Understanding and serving the customer is a core strength at Outpost.com. Since December 1998, we have earned the top-ranking for customer service in the computer hardware and software categories from BizRate.com, an independent online rating service. Satisfying our customers is central to our strategy and goals for the future. At Outpost.com, we concentrate on making shopping as effortless and enjoyable as possible. We have implemented a broad array of scaleable site management, customer interaction, transaction-processing and fulfillment services and systems. The Customer Service area of our Web site contains extensive information about shopping, ordering and returning products as well as tracking the current status of orders. We are developing online email "help" conversation ability in order to assist our customers while they are in our site. In addition, TruePrice, payment and leasing options, and other policies are clearly defined. Help buttons on every page of the site take customers to the specific customer service topic they need.

   Because Internet retail is new to many people, we prominently display our toll-free number throughout our site. Our highly trained team of sales and customer service agents are available 24 hours daily, seven days a week, to answer customer questions about products, process orders, assist in tracking shipments and streamline the entire shopping experience.

Warehousing, Fulfillment and Distribution

   Outpost.com offers free overnight delivery, our hallmark of customer service, from our warehouse facility in Wilmington, Ohio located at the Airborne Express Hub. This 120,000 square-foot facility contains our inventory, warehousing and fulfillment operations. We have partnered with Airborne Logistics Services to manage this operation for us. We have the ability to expand our operations within this location upon demand. Our flexible customer service and fulfillment systems allow us to accept orders for in-stock items until midnight eastern time for next morning delivery in the United States and two to three day international delivery.

   We regularly "cross dock" (i.e., receive products from third party vendors and distributors and ship those same products to customers the same day) and are therefore able to deliver even non-inventoried products to customers typically within two to three days We obtain our products from a network of distributors, hardware manufacturers and software publishers. We carry a limited amount of our most popular products (typically about 5,000 SKU's) in inventory and rely to a large extent on rapid fulfillment to our warehouse from major distributors and wholesalers that carry a broad selection of products and titles. We purchase a substantial portion of our products from large distributors such as Tech Data and Ingram Micro who have inventory at distribution centers around the country. Due to our heavy sales volume in certain products, we have established relationships with manufacturers, such as Apple, that ship their products into our warehouse directly.

   We have redundant dedicated connections to our information system. As a result, we have real-time data on inventory receiving, shipping, quantities and location. In addition, we offer a real-time order tracking system for our customers on the Web. The moment a package is shipped and assigned an Airborne, UPS or DHL airbill tracking number, the customer's order information is updated and an e-mail notification of shipment is sent to the customer. Product return processing is also handled using this system, allowing returned products to be promptly returned to the manufacturer for credit.

   We have negotiated attractive shipping terms with our major distributors. Thus, most purchase orders placed with our major suppliers for in-stock items are received within 48 hours of order. To help maintain our ability to turn inventory quickly, we have established Electronic Data Interchange (EDI) connections with our top vendors' inventory information. Such connections will help to automate the ordering process, facilitate price comparisons between vendors and allow us to provide real-time, online in-stock status information to customers that details product availability not only in our warehouse, but also at vendor locations.

Technology

   In the fall of 1999, we launched an upgrade to our customer interface design that was based on research of online shopping behavior and functionality. We realize that there are many paths that can be taken to reach the same destination and we have provided additional "intuitive" approaches to browsing and shopping.

   We have implemented a broad array of scaleable site management, search, customer support, transaction processing and fulfillment services systems. These systems use a combination of proprietary technologies and commercially available, licensed technologies. Our transaction-processing systems are integrated with our accounting and financial systems.

   Our Web front-end is an integrated suite of commercially available software packages. Most Web site interaction, including our personalization functionality, is handled by software licensed from Netscape, Oracle, BroadVision, Engage and Verity. The various software applications share information according to a proprietary integration plan using internally developed interfaces. This software runs on industry standard hardware platforms, including Sun Ultra Sparc servers and the Solaris operating system. Our system includes redundant hardware on mission critical components. Capacity can be quickly and easily expanded without additional development. Our policy is to run key systems at no more than 60% of capacity to support rapid growth.

   Smith-Gardner and Associates' MACS II system handles our back-end transaction processing. MACS II is a mature, highly scaleable, widely used application which handles order management, validation, inventory, purchasing, shipping and accounting. The system handles multiple shipment methods, credit card transaction processing and automated customer communications.

   We subcontract the hosting of our Web servers to two Internet data center specialists; Digital Island and Exodus Communications, Inc., both of whom have extensive national network infrastructures. This gives the Company redundant Internet connections to multiple Internet access points, a secure physical environment, climate control and redundant power. In addition, these specialists provide us with 24 hour, seven day a week system monitoring and escalation and there is more than adequate available floor space to support possible future expansion. Additionally, we are able to support a distributed, redundant site by placing some of our servers in other locations around the world.

Competition

   We compete in a highly fragmented, rapidly evolving and intensely competitive industry. Current and new competitors can launch new sites quickly and inexpensively. In addition, Internet retail is highly competitive and the industry is evolving and consolidating rapidly. Our current or potential competitors include:

  .  traditional electronics such as CompUSA and Circuit City;

  . mail-order retailers such as CDW, Micro Warehouse, Insight, PC Connection and Creative Computers;

  . Internet-only computer retailers including Egghead.com, Buy.com and Crutchfield.com.

  . manufacturers that sell directly over the Internet or by telephone such as Dell and Gateway and many software companies;

  . a number of online service providers including America Online and the Microsoft Network that offer computer products directly or in partnership with other retailers;

  . some all purpose retailers such as Wal-Mart that sell a limited selection of electronic products in their stores; and

  . electronic products distributors that may develop direct channels to the consumer market.

   Many of these competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing and other resources. We believe that the principal competitive factors in our market include 24 X 7 customer service, brand recognition, varied product selection, convenience, price and shipping costs.

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

Intellectual Property

   We have registered United States service marks for "Cyberian Outpost" and "Outpostauctions.com." We claim a common law trademark for our newsletter name "Cyberian Express." We also use the following marks for which applications in the United States Patent and Trademark Office are pending: our logo, "TruePrice", "Outpost.com" and "Transparent Personalization." In addition, we have trademark and service mark applications pending in foreign countries.

Government Regulation

   We are subject, both directly and indirectly, to various laws and governmental regulations relating to our business. There are currently few laws or regulations uniquely applicable to commercial online services or the Internet. One such law, the Children's Online Privacy Protection Act ("COPPA") recently went into effect. The COPPA regulates the collection, use, and/or disclosure of personal information obtained from children under the age of 13. Currently we fully comply with the provisions of COPPA. Due to the increasing popularity and use of commercial online services and the Internet, it is possible that additional of laws and regulations may be adopted. These laws and regulations may cover issues including, for example, general user privacy, pricing and characteristics and quality of products and services. Moreover, the applicability to commercial online services and the Internet of existing laws governing issues including, for example, property ownership, libel and personal privacy is uncertain and could expose us to substantial liability. Any new legislation or regulation or the application of existing laws and regulations to the Internet could have a material and adverse effect on our business.

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

Employees

   We believe our success depends, to a significant extent, on our ability to attract and retain highly skilled management and employees. Accordingly, we focus on incentive programs such as a company-wide employee stock option plan and provide competitive compensation and benefits for our employees. We also seek to foster a corporate culture that is challenging, rewarding and fun. As of February 29, 2000, we had 234 full-time and five part-time employees. We also employ a limited number of independent contractors and temporary employees on a periodic basis. None of our employees is represented by a labor union and we consider our labor relations to be good.

Item 2. PROPERTIES

   We currently lease an aggregate of 44,900 square feet of office space in two Connecticut towns. The following is a summary of the office space that we are currently leasing by location:

   Location                      Business Use         Square Footage Lease Expiration
   --------                      ------------         -------------- ----------------
   Kent, CT.               Corporate Headquarters,         5,381        11/30/2001
                           Technology, Purchasing
                           and Marketing
   Kent, CT.               Corporate Headquarters,         1,374        11/30/2000
                           Technology, Purchasing
                           and Marketing
   Kent, CT.               Corporate Headquarters,           670        11/15/2000
                           Technology, Purchasing
                           and Marketing
   Kent, CT.               Corporate Headquarters,        18,000        11/15/2000
                           Technology, Purchasing
                           and Marketing
   Kent, CT.               Corporate Headquarters,         2,475          6/9/2000
                           Technology, Purchasing
                           and Marketing
   Bethel, CT.             Sales, Customer Service,       17,000         9/30/2004
                           Finance and Accounting

   We also contract with Airborne Logistics Services who manages a 120,000 foot facility that houses our inventory warehousing and fulfillment operations. We believe that we have adequate space for our current needs. As we expand, we expect that suitable additional space will be available on commercially reasonable terms, although we cannot guarantee this. We do not own any real estate. We continue to use a contract warehouse for our fulfillment and logistics requirements.

Item 3. LEGAL PROCEEDINGS

   There are no material legal proceedings pending against us.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of our security holders during the fourth quarter of the year ended February 29, 2000.

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

                                                                Common Stock
                                                               ---------------
     Fiscal Year Ended February 29, 2000                        High     Low
     -----------------------------------                       ------- -------
     First Quarter ended May 31, 1999......................... $ 22.50 $ 11.25
     Second Quarter ended August 31, 1999..................... $ 13.50 $8.1875
     Third Quarter ended November 30, 1999.................... $ 14.75 $  7.81
     Fourth Quarter ended February 29, 2000................... $13.063 $  7.75
     Fiscal Year Ended February 28, 1999
     -----------------------------------
     Second Quarter ended August 31, 1998 (from July 31,
      1998)................................................... $ 25.00 $  8.25
     Third Quarter ended November 30, 1998.................... $ 45.50 $ 5.938
     Fourth Quarter ended February 28, 1999................... $ 40.50 $15.375

Stockholders

   As of May 1, 2000, there were approximately 438 registered stockholders.

Dividends

   We have not paid cash dividends to our stockholders since our inception and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Unregistered Sales of Securities

   None

Use of Proceeds

   In connection with our initial public offering, we sold 4,000,000 shares of our common stock, par value $.01 per share, and received net offering proceeds of approximately $65.5 million. On July 30, 1998, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (File No. 333-55819) effective. The following table sets forth our cumulative use of the net offering proceeds as of February 29, 2000:

                                                                  (in thousands)
     Construction of plant, building and facilities..............    $ 1,900
     Purchase and installation of machinery and equipment........      9,100
     Purchase of real estate.....................................        --
     Acquisition of other businesses.............................        --
     Repayment of indebtedness...................................        700
     Working Capital.............................................     29,900
     Temporary investments.......................................      7,700
     Cash and cash equivalents...................................     13,300
     Investment in joint venture.................................      2,700
     All other purposes, net.....................................        200

   The foregoing use of net proceeds does not represent a material change in the use of net proceeds described in the registration statement.

Item 6. SELECTED FINANCIAL DATA

                                                  Years Ended
                               ---------------------------------------------------
                                                                         3/6/1995
                                                                           thru
                               2/29/2000  2/28/1999  2/28/1998 2/28/1997 2/29/1996
                               ---------  ---------  --------- --------- ---------
                                     (in thousands, except per share data)
Statements of Operations
 Data:
Net sales....................  $188,605   $ 85,203    $22,681   $10,790   $1,852
Cost of sales................   166,847     76,919     20,525     9,535    1,689
                               --------   --------    -------   -------   ------
  Gross profit...............    21,758      8,284      2,156     1,255      163
Operating expenses:
  Sales and marketing........    41,667     26,865      5,943     1,407      218
  General and
   administrative............    10,809      5,214      1,623       805      259
  Technology and
   development...............     7,001      3,717      1,058       382       54
                               --------   --------    -------   -------   ------
    Total operating
     expenses................    59,477     35,796      8,624     2,594      531
                               --------   --------    -------   -------   ------
  Operating loss.............   (37,719)   (27,512)    (6,468)   (1,339)    (368)
Other income (expense), net..     2,103      2,292       (624)        1       (4)
                               --------   --------    -------   -------   ------
  Net loss...................  $(35,616)  $(25,220)   $(7,092)  $(1,338)  $ (372)
                               ========   ========    =======   =======   ======
  Net loss applicable to
   common stockholders (1)...  $(35,616)  $(26,043)   $(7,092)  $(1,338)  $ (372)
                               ========   ========    =======   =======   ======
Basic and diluted net loss
 per common share (1)........  $  (1.52)  $  (1.64)   $ (1.07)  $ (0.22)  $(0.07)
                               ========   ========    =======   =======   ======
Weighted average basic and
 diluted common shares
 outstanding (1).............    23,382     15,886      6,633     6,145    5,244
                               ========   ========    =======   =======   ======
Pro forma basic and diluted
 net loss per
 common share (2)............  $  (1.52)  $  (1.24)   $ (0.86)  $ (0.22)  $(0.07)
                               ========   ========    =======   =======   ======
Pro forma weighted average
 basic and diluted
 common shares outstanding
 (2).........................    23,382     20,312      8,260     6,145    5,244
                               ========   ========    =======   =======   ======

                                                      As of
                          --------------------------------------------------------------
                            Proforma
                          2/29/2000(3) 2/29/2000 2/28/1999 2/28/1998 2/28/1997 2/29/1996
                          ------------ --------- --------- --------- --------- ---------
                                                  (in thousands)
Balance Sheet Data:
Cash and cash
 equivalents............    $48,618     $13,293   $26,828   $ 7,325    $ 119    $    41
Short term investments..      7,694       7,694    28,735       --       --         --
Working capital
 (deficit)..............     46,359      11,033    52,854       824     (182)    (1,336)
Total assets............     73,963      52,843    71,464    10,940      525        755
Capital lease
 obligations, excluding
 current portion........        718         718       778       136      --          23
Redeemable convertible
 preferred stock........        --          --        --      5,991      --         --
Common stock............        284         237       230        67       60         65
Total stockholders'
 equity (deficit).......    $59,845     $24,520   $58,421   $(3,671)   $ (33)   $(1,161)

--------
(1) See Note 1(k) to our financial statements for an explanation of the determination of the number of common shares used in computing the amount of basic and diluted net loss per common share and net loss applicable to common stockholders.
(2) Pro forma net loss per share has been computed under SFAS No. 128, except that it reflects the conversion of the convertible preferred stock as of the beginning of the earliest period presented or date of issuance, whichever is later. Therefore, the pro forma net loss per share does not include the accretion of or dividends on the Series C Redeemable Convertible Preferred Stock before it converted into common stock upon completion of our initial public offering on August 5, 1998. The pro forma weighted average shares outstanding includes the common stock resulting from the conversion of the convertible stock as of the beginning of the earliest period presented or the date of issuance, whichever is later.
(3) The Company completed a private equity placement shortly after year end which is being presented in this proforma balance sheet. See Note 11 to our financial statements for further explanation.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Outpost.com is a leading global Internet-only retailer featuring over 170,000 consumer technology and related products for the home and office. With over 630,000 customers world-wide, we offer an online "superstore" at www.Outpost.com that provides one-stop shopping for domestic and international customers, 24 hours a day, seven days a week. Our superstore features computer hardware, software, electronics and accessories.

   Although we have grown rapidly since our inception in 1995, we continue to incur significant net losses. We believe that in order to continue our growth and expansion, operating expenses will increase as a result of the financial commitments required to further develop multiple marketing channels and enhance our Web site's features and functionality. As such, we expect to continue to incur losses and generate negative cash flows from operations for the near term. Since computer retailers typically have low product gross margins, our ability to achieve profitability is dependent upon our ability to substantially increase net sales and to broaden our range of product offerings to include higher margin products. To the extent that our marketing efforts do not result in significantly higher net sales, we will be materially adversely affected. There can be no assurance that sufficient revenues will be generated from the sale of our products to enable us to reach or maintain profitability on a quarterly or annual basis. Although we have experienced significant revenue growth since inception, such growth rates may not be sustainable in the future. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results, including our gross profit and operating expenses as percentage of net sales, are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

Results of Operations

   The following table sets forth certain items from our statement of operations data as a percentage of net sales for the periods indicated:

                                                            Years Ended
                                                   -----------------------------
                                                   2/29/2000 2/28/1999 2/28/1998
                                                   --------- --------- ---------
     Net sales....................................   100.0%    100.0%    100.0%
     Cost of sales................................    88.5      90.3      90.5
                                                     -----     -----     -----
         Gross profit.............................    11.5       9.7       9.5
     Operating expenses:
       Sales and marketing........................    22.1      31.5      26.2
       General and administrative.................     5.7       6.1       7.1
       Technology and development.................     3.7       4.4       4.7
                                                     -----     -----     -----
           Total operating expenses...............    31.5      42.0      38.0
                                                     -----     -----     -----
         Operating loss...........................   (20.0)    (32.3)    (28.5)
     Other income (expense), net..................     1.1       2.7      (2.8)
                                                     -----     -----     -----
         Net loss.................................   (18.9)%   (29.6)%   (31.3)%
                                                     =====     =====     =====

Year Ended February 29, 2000 Compared to the Year Ended February 28, 1999

 Net Sales

   Net sales are comprised of product sales, net of returns and allowances, and advertising revenue derived from hardware manufacturers and software publishers that pay for promotional placements on our Web site. Product sales are comprised of computer hardware, software, accessories, electronics and high end consumer products and are recognized when the products are shipped to customers. The Company records a reserve for estimated sales returns at the time of shipment based on historical return rates. The majority of our net sales are merchandise to customers using credit cards. The remainder is to customers that are invoiced directly under credit terms and amounts received from vendors for advertising.

   Net sales increased by $103.4 million to $188.6 million in fiscal 2000 from $85.2 million in fiscal 1999. This increase was primarily a result of increases in our customer base and repeat purchases from existing customers. At the end of fiscal 2000, we had approximately 630,000 customer accounts. International sales represented approximately 8% of net sales in fiscal 2000 compared to approximately 14% in fiscal 1999. This decrease was primarily a result of an increase in domestic sales attributable to the development and implementation of certain domestic marketing programs during fiscal 2000.

 Cost of Sales and Gross Profit

   Cost of sales consists of the cost of the merchandise we sell. Cost of sales increased $89.9 million to $166.8 million in fiscal 2000 from $76.9 million in fiscal 1999. This increase was primarily the result of an increase in product sales volume. Our gross profit increased by $13.5 million to $21.8 million in fiscal 2000 from $8.3 million in fiscal 1999. This increase was a result of our growth in revenues and improved margins on those revenues. As a percentage of net sales, our gross profit increased to 11.5% in fiscal 2000 from 9.7% in fiscal 1999. The increase in gross margin is attributable to our ability to successfully market higher margin products than in the previous year.

 Operating Expenses

   Operating expenses consist of sales and marketing expenses, general and administrative expenses and technology and development expenses. These are further described as follows:

   Sales and Marketing. Sales and marketing expense consists primarily of three components;

   Direct Selling Expenses. These expenses consist primarily of shipping expense net of shipping revenue under our TruePrice program, contract warehouse fulfillment expense and bank and credit card fees.

   Advertising and Promotional Costs. This consists of both on-line and off-line advertising. This includes advertising placement fees for strategic partner alliances with major Internet content and portal sites. This also consists of expenses related to building our brand, increasing customer awareness and driving traffic to our web site. The types of expenses incurred include costs to design and send personalized direct marketing e-mail campaigns and maintenance of e-mail customer lists.

   Sales, Marketing and Customer Service Personnel Costs. This includes the salaries and benefits paid to personnel and the incidental expenses incurred during the course of their business. We do not allocate any material amount of common expenses to Sales and Marketing.

Sales and marketing expenses increased by $14.8 million to $41.7 million in fiscal 2000 from $26.9 million in fiscal 1999. The increase in absolute dollars is primarily the result of an increase in the variable direct selling expenses described above. As part of our TruePrice program we provide free overnight shipping on most purchases. Therefore, this expense will increase with additional sales volume. As a percentage of net sales, sales and marketing expense decreased from 31.5% in fiscal 1999 to 22.1% in fiscal 2000. The percentage decrease resulted from our ability to leverage sales and marketing expenses such that net sales increased at a higher rate than those expenses.

   General and Administrative. General and administrative expense includes administrative, finance and purchasing personnel and related costs, general office and depreciation expenses, as well as professional fees. General and administrative expense increased by $5.6 million to $10.8 million in fiscal 2000 from $5.2 million in fiscal 1999. The dollar increase in general and administrative expense was due to the increases in both executive and administrative personnel, office expenses associated with such personnel, depreciation, and professional and consulting fees. As a percentage of net sales, general and administrative expense decreased from 6.1% in fiscal 1999 to 5.7% in fiscal 2000. This percentage decrease was due to our ability to increase revenue without a commensurate increase in corporate expenses.

   Technology and Development. Technology and development expense includes systems personnel and related costs, software support, technology development costs, Web site hosting and communications expenditures. Technology and development expense increased by $3.3 million to $7.0 million in fiscal 2000 from $3.7 million in fiscal 1999. The dollar increases in technology and development expense was primarily a result of systems and software upgrades and enhancements required to support the growth in visitors to our Web site, as well as increases in systems personnel to maintain and improve our Web site and technology infrastructure. As a percentage of net sales, technology and development expense decreased from 4.4% in fiscal 1999 to 3.7% in fiscal 2000. The percentage decrease resulted from our ability to leverage technology and development expenses such that net sales increased at a higher rate than those expenses.

 Other Income (Expense), Net

   Other income (expense), net consists of interest income we earned on short-term investments and overnight investments of our cash balances in money market accounts and equity in the net income of Tweeter@Outpost.com, LLC, offset by interest expense attributable to lease financing agreements. Other income, net decreased by $0.2 million to $2.1 million for the year ended February 29, 2000 from $2.3 million for the year ended February 28, 1999 primarily as a result of lower interest income because of lower short-term investment balances during the year.

 Net Loss

   As a result of the foregoing factors, we incurred a net loss of $35.6 million in fiscal 2000 compared to a net loss of $25.2 million in fiscal 1999.

Year Ended February 28, 1999 Compared to the Year Ended February 28, 1998

 Net Sales

   Net sales increased by $62.5 million to $85.2 million in fiscal 1999 from $22.7 million in fiscal 1998 This increase was primarily a result of increases in our customer base and repeat purchases from existing customers. At the end of fiscal 1999, we had approximately 280,000 customer accounts. International sales represented approximately 14% of net sales in fiscal 1999 compared to approximately 36% in fiscal 1998. This decrease was primarily a result of an increase in domestic sales due to our focus on the development and implementation of certain domestic marketing programs during fiscal 1999. Revenues from advertising and other sources in fiscal 1999 and 1998 were not material.

 Cost of Sales and Gross Profit

   Cost of sales increased $56.4 million to $76.9 million in fiscal 1999 from $20.5 million in fiscal 1998. This increase was primarily the result of an increase in product sales volume. Our gross profit increased by $6.1 million to $8.3 million in fiscal 1999 from $2.2 million in fiscal 1998 as a result of our growth in revenues. As a percentage of net sales, our gross margin was 9.7% in fiscal 1999 and 9.5% in fiscal 1998.

 Sales and Marketing

   Sales and marketing expenses increased by $20.9 million to $26.9 million in fiscal 1999 from $5.9 million in fiscal 1998. As a percentage of net sales, sales and marketing expense increased from 26.2% in fiscal 1998 to 31.5% in fiscal 1999. This increase was primarily a result of costs associated with increased advertising and promotion costs related to building brand recognition and increasing sales, fixed monthly advertising and placement fees paid to strategic partners and increased direct costs as well as the growth in sales and marketing staff.

 General and Administrative

   General and administrative expense increased by $3.6 million to $5.2 million in fiscal 1999 from $1.6 million in fiscal 1998. The dollar increase in general and administrative expense was due to increases in both executive and administrative personnel, office expenses associated with such personnel, depreciation, and professional and consulting fees. As a percentage of net sales, general and administrative expense decreased from 7.1% in fiscal 1998 to 6.1% in fiscal 1999. This percentage decrease was due to our ability to increase revenue without a commensurate increase in corporate expenses.

 Technology and Development

   Technology and development expense increased by $2.6 million to $3.7 million in fiscal 1999 from $1.1 million in fiscal 1998. As a percentage of net sales, technology and development expense decreased from 4.7% in fiscal 1998 to 4.4% in fiscal 1999. This percentage decrease in technology and development expense primarily resulted from our installation in fiscal 1999 of a systems infrastructure that allows us to increase our Web site capacity without a corresponding increase in additional system resources.

 Other Income (Expense), Net

   Other income, net increased by $2.9 million to income of $2.3 million in fiscal 1999 from an expense of $624,000 in fiscal 1998. This change was primarily a result of interest income from short-term investment of our cash balances from our sale of Redeemable Series C Convertible Preferred Stock in February and March 1998 and common stock through our initial public offering on August 5, 1998. All preferred stock was converted to common stock when we completed our initial public offering.

 Net Loss

   As a result of the foregoing factors, we incurred a net loss of $25.2 million in fiscal 1999 compared to a net loss of $7.1 million in fiscal 1998.

Liquidity and Capital Resources

 Cash Inflows and Outflows

   During fiscal 2000 the net decrease in cash and cash equivalents was $13.5 million compared to a net increase of $19.5 million in fiscal 1999. Details of the company's cash inflows and outflows are as follows:

   Operating Activities: We used $25.0 million in cash to fund operations during fiscal 2000. During this period, our principal operating cash requirements were to fund our net loss and for increases in accounts receivable, inventories, prepaid expenses and other assets, offset in part, by increases in accounts payable and decreases in accrued expenses. The increase in accounts receivable represents the increase in our on-account credit sales to small business, college and university customers, as well as the increase in receivables from our Web site advertisers.

   Investing Activities: We generated $10.6 million in cash from investing activities during fiscal 2000. This consists of proceeds from the sale and maturities of short-term investments of $32.4 million offset by purchases of short term securities for $11.5 million, purchases of property and equipment of $7.8 million and an investment of $2.5 million in the joint venture Tweeter@Outpost.com, LLC.

   Financing Activities: We generated $0.9 million in cash from financing activities during fiscal 2000. Financing activities included proceeds for issuance of common stock of $1.6 million offset by repayment of capital lease obligations in the amount of $0.6 million.

 Cash, Cash Equivalents and Commitments

   At February 29, 2000, we had $13.3 million in cash and cash equivalents compared to $26.9 million at February 28, 1999. Our cash is currently invested in A1/P1 or better grade commercial paper. Additionally, we also had $7.7 million invested in short term corporate bonds with a minimum AA rating.

   As of February 29, 2000, our material capital commitments consisted of $1.4 million in obligations outstanding under capital leases.

   In November 1999, our "flooring" credit agreement with Deutsche Financial Services Corporation ("DFS") was increased from $7.0 million to $12.0 million. Pursuant to this agreement, DFS may, at its option, extend credit to us from time to time to purchase inventory from DFS approved vendors or for other purposes. Under this agreement, we can purchase inventory from certain vendors and elect to have these vendors invoice DFS instead of us. DFS pays this invoice and in turn bills us on a periodic basis throughout the month. If we pay this note within 30 days, we pay no interest. If the note remains outstanding after 30 days, we must pay a.25% fee and interest accrues at a variable rate based on the prime rate plus 2.5%. If the note remains outstanding after 181 days, interest begins to accrue at the prime rate plus 6.5%. To date, we have paid all notes within 30 days and have incurred no interest expense under this facility. As a result of increasing our line to $12.0 million, the amount of cash instruments pledged was increased from $2.5 million to $5.5 million. This pledge, in addition to all of our assets, secures this facility. For the years ended February 29, 2000 and February 28, 1999 we had an outstanding balance of $8.5 million and $5.2 million, respectively, under this facility. These amounts are included in accounts payable.

   Subsequent to year end, in March 2000, the Company completed a private equity placement and issued 4,702,900 shares of its common stock to institutional investors at a price of $7.87 per share. The Company received approximately $35.3 million of cash, net of the underwriting discount and offering expenses. As of the date of this filing these shares were unregistered.

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

Recent Accounting Pronouncements

   The AICPA Accounting Standards Executive Committee recently issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software, and is effective for fiscal years beginning after December 15, 1998. The statement also requires that costs related to the preliminary project stage and post implementation/operations stage in an internal-use computer software development project be expensed as incurred. We have complied with the provisions of SOP 98-1 in fiscal 1999 and 2000. The adoption of this SOP had no material impact on our financial position or results of operations.

   The AICPA Accounting Standards Executive Committee recently issued SOP 98-5, Reporting on the Costs of Start-Up Activities. This statement requires that costs incurred during start-up activities, including organization costs, be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998. We have complied with the provisions of SOP 98-5 in fiscal 2000. The adoption of this SOP had no impact on our financial position or results of operations.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Our revenue recognition policies comply with the requirements of SAB 101.

   In March 2000, Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, was issued. The interpretation clarifies, among other things, the application of APB Opinion No. 25 for certain issues, including: (i) the definition of an employee; (ii) the criteria for determining whether a plan qualifies as a non-compensatory plan; (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and (iv) the accounting for an exchange of stock compensation awards in a business combination. This interpretation generally is effective July 1, 2000, but certain conclusions in the interpretation were effective for specific events that occurred after either December 15, 1998, or January 12, 2000. The Company does not expect this interpretation to have a material impact on its financial condition or its results of operations.

Certain Factors That May Affect Our Results of Operations

   This Annual Report on Form 10-K may contain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements (i) the structural benefits of e-commerce, (ii) the expected benefits of our systems in development that will customize our shopping experience, (iii) our intention to pursue more branding and advertising campaigns, (iv) our diversification into additional areas of Internet commerce,
(v) our expectation that our operating expenses will increase and that we will continue to incur losses in the near term and (vi) the sufficiency of our cash, cash equivalents and short term investments. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following:
(i) our early stage of development, (ii) competition, (iii) our ability to expand internationally, (iv) uncertainty regarding the continued growth of the Internet and online commerce, (v) uncertainty regarding governmental regulation and (vi) reliance on strategic alliances. For further information, refer to the more specific risk and uncertainties discussed throughout this discussion and analysis.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We did not have any derivative financial instruments as of February 29, 2000. However, we are exposed to interest rate risk. We employ policies and procedures to manage our exposure to changes in the market risk of our cash equivalents and short term investments, which are classified as available-for-sale securities as of February 29, 2000. We believe that the market risk arising from holdings of our financial instruments is not material.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             CYBERIAN OUTPOST, INC.

         Index to Financial Statements and Financial Statement Schedule

                                                                         Page
                                                                        Number
                                                                        ------
Financial Statements:
Independent Auditors' Report...........................................   23
Balance Sheets.........................................................   24
Statements of Operations...............................................   25
Statements of Redeemable Preferred Stock and Changes in Stockholders'
 Equity................................................................   26
Statements of Cash Flows...............................................   27
Notes to Financial Statements..........................................   28

Schedule:
Independent Auditors' Report...........................................   41
Schedule II, Valuation and Qualifying Accounts.........................   42

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Cyberian Outpost, Inc:

   We have audited the accompanying balance sheets of Cyberian Outpost, Inc. as of February 29, 2000 and February 28, 1999, and the related statements of operations, redeemable preferred stock and changes in stockholders' equity, and cash flows for each of the years in the three-year period ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyberian Outpost, Inc. as of February 29, 2000 and February 28, 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended February 29, 2000, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Providence, Rhode Island
March 17, 2000

                             CYBERIAN OUTPOST, INC.

                                 BALANCE SHEETS

                                                             2/29/2000  2/28/1999
                                                             ---------  ---------
                                                               (in thousands,
                                                              except share and
                                                               per share data)
Assets
Current assets:
  Cash and cash equivalents................................  $ 13,293   $ 26,828
  Short term investments (note 3)..........................     7,694     28,735
  Accounts receivable, less allowance for doubtful accounts
   of $525 in 2000 and $212 in 1999........................     4,350      3,441
  Inventories..............................................    12,168      5,750
  Prepaid expenses and other current assets................     1,133        365
                                                             --------   --------
    Total current assets...................................    38,638     65,119
Property and equipment, net (note 2).......................    10,545      5,937
Investment in joint venture (note 10)......................     2,709        --
Other assets (note 10).....................................       951        408
                                                             --------   --------
    Total assets...........................................  $ 52,843   $ 71,464
                                                             ========   ========
Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of capital lease obligations (note
   5(b))...................................................       666        501
  Accounts payable (note 5(c)).............................    24,381      8,985
  Accrued expenses.........................................     2,558      2,779
                                                             --------   --------
    Total current liabilities..............................    27,605     12,265
Capital lease obligations, excluding current portion (note
 5(b)).....................................................       718        778
                                                             --------   --------
    Total liabilities......................................    28,323     13,043
                                                             ========   ========
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 authorized, no
 shares issued and outstanding.............................       --         --
Common stock, $0.01 par value, 50,000,000 shares
 authorized, 23,765,117 shares issued and outstanding at
 February 29, 2000 and 23,004,744 shares issued and
 outstanding at February 28, 1999..........................       237        230
Additional paid-in capital.................................    93,921     92,319
Accumulated other comprehensive loss.......................       --        (106)
Accumulated deficit........................................   (69,638)   (34,022)
                                                             --------   --------
    Total stockholders' equity.............................    24,520     58,421
                                                             ========   ========
    Total liabilities and stockholders' equity.............  $ 52,843   $ 71,464
                                                             ========   ========


                See accompanying notes to financial statements.

                             CYBERIAN OUTPOST, INC.

                            STATEMENTS OF OPERATIONS

                                                          Years Ended
                                                 -------------------------------
                                                 2/29/2000  2/28/1999  2/28/1998
                                                 ---------  ---------  ---------
                                                   (in thousands, except per
                                                          share data)
Net sales......................................  $188,605   $ 85,203    $22,681
Cost of sales..................................   166,847     76,919     20,525
                                                 --------   --------    -------
  Gross profit.................................    21,758      8,284      2,156
Operating expenses:
  Sales and marketing..........................    41,667     26,865      5,943
  General and administrative...................    10,809      5,214      1,623
  Technology and development...................     7,001      3,717      1,058
                                                 --------   --------    -------
    Total operating expenses...................    59,477     35,796      8,624
                                                 --------   --------    -------
  Operating loss...............................   (37,719)   (27,512)    (6,468)
Other income (expense), net:
  Interest expense.............................      (132)       (66)      (658)
  Interest income..............................     2,021      2,354        --
  Other, net...................................       214          4         34
                                                 --------   --------    -------
    Other income (expense), net................     2,103      2,292       (624)
                                                 --------   --------    -------
  Net loss.....................................  $(35,616)  $(25,220)   $(7,092)
Accretion of premium on preferred stock........       --        (210)       --
Dividends applicable to preferred
 stockholders..................................       --        (613)       --
                                                 --------   --------    -------
  Net loss applicable to common stockholders
   (note 1(k)).................................  $(35,616)  $(26,043)   $(7,092)
                                                 ========   ========    =======
Basic and diluted net loss per common share....  $  (1.52)  $  (1.64)   $ (1.07)
                                                 ========   ========    =======
Weighted average basic and diluted common
 shares outstanding............................    23,382     15,886      6,633
                                                 ========   ========    =======
Pro forma basic and diluted net loss per common
 share (note 1(k)) (unaudited).................  $  (1.52)  $  (1.24)   $ (0.86)
                                                 ========   ========    =======
Pro forma weighted average basic and diluted
 common shares outstanding (unaudited).........    23,382     20,312      8,260
                                                 ========   ========    =======



                See accompanying notes to financial statements.

                            CYBERIAN OUTPOST, INC.

                 STATEMENTS OF REDEEMABLE PREFERRED STOCK AND
                        CHANGES IN STOCKHOLDERS' EQUITY

                       (In thousands, except share data)

                       Redeemable
                     Preferred Stock
                   --------------------
                     Shares     Amount
                   ----------  --------
Balance, February
28, 1997.........         --   $    --
Issuance of
common stock
awards to
employees........         --        --
Issuance of
common stock for
services
rendered.........         --        --
Sales of Series A
Convertible
Preferred Stock,
net of expenses
and value of
warrants issued..         --        --
Value of warrants
issued in
connection with
Series A
Convertible
Preferred Stock..         --        --
Sales of Series B
Convertible
Preferred Stock,
net of expenses..         --        --
Value of warrants
issued in
connection with
marketing
agreement........         --        --
Value of warrants
issued in
connection with
bridge
financing........         --        --
Sales of Series C
Redeemable
Convertible
Preferred Stock,
net of expenses
and value of
warrants issued..     875,000     5,991
Warrants issued
in connection
with Series C
Redeemable
Convertible
Preferred Stock..         --        --
Contingent stock
purchase warrants
issued in
connection with
Series C
Redeemable
Convertible
Preferred Stock..         --        --
Net loss.........         --        --
                   ----------  --------
Balance, February
28, 1998.........     875,000     5,991
Sales of Series C
Redeemable
Convertible
Preferred Stock,
net of expenses
and value of
warrants issued..   1,895,125    13,658
Warrants issued
in connection
with Series C
Redeemable
Convertible
Preferred Stock..         --        --
Contingent stock
purchase warrants
issued in
connection with
Series C
Redeemable
Convertible
Preferred Stock..         --        --
Conversion of
Debenture to
Series B
Convertible
Preferred Stock..         --        --
Accretion on
Redeemable Series
C Convertible
Preferred Stock..         --        210
Dividends on
Redeemable Series
C Convertible
Preferred Stock..         --        613
Conversion of
Convertible
Preferred Stock
to common stock..  (2,770,125)  (20,472)
Sale of common
stock at initial
public offering
net of expenses..         --        --
Issuance of stock
options..........         --        --
Exercise of
employee stock
options..........         --        --
Exercise of
common stock
warrants.........         --        --
Comprehensive
loss
 Net loss........         --        --
 Change in
 unrealized
 holding loss in
 available for
 sale
 securities......         --        --
 Comprehensive
 loss............         --        --
                   ----------  --------
Balance, February
28, 1999.........         --        --
Sale of common
stock, net of
expenses.........         --        --
Issuance of stock
options..........         --        --
Exercise of
employee stock
options..........         --        --
Exercise of
common stock
warrants.........         --        --
Comprehensive
loss
 Net loss........         --        --
 Change in
 unrealized
 holding loss in
 available for
 sale
 securities......         --        --
 Comprehensive
 loss............         --        --
                   ----------  --------
Balance, February
29, 2000.........         --   $    --
                   ==========  ========
                                                Stockholders' Equity (Deficit)
                   ------------------------------------------------------------------------------------------
                                                                                   Accumulated      Total
                    Preferred Stock        Common Stock    Additional                 Other     Stockholders'
                   -------------------- ------------------  Paid-in   Accumulated Comprehensive    Equity
                     Shares    Amount     Shares    Amount  Capital     Deficit   Income (Loss)   (Deficit)
                   ----------- -------- ----------- ------ ---------- ----------- ------------- -------------
Balance, February
28, 1997.........         --   $   --     6,451,648  $ 65   $   485    $ (1,710)      $ --        $ (1,160)
Issuance of
common stock
awards to
employees........         --       --       216,149     2       243         --          --             245
Issuance of
common stock for
services
rendered.........         --       --        12,489   --         14         --          --              14
Sales of Series A
Convertible
Preferred Stock,
net of expenses
and value of
warrants issued..     682,738    1,949          --    --        --          --          --           1,949
Value of warrants
issued in
connection with
Series A
Convertible
Preferred Stock..         --       --           --    --        166         --          --             166
Sales of Series B
Convertible
Preferred Stock,
net of expenses..     163,043      665          --    --        --          --          --             665
Value of warrants
issued in
connection with
marketing
agreement........         --       --           --    --        704         --          --             704
Value of warrants
issued in
connection with
bridge
financing........         --       --           --    --        567         --          --             567
Sales of Series C
Redeemable
Convertible
Preferred Stock,
net of expenses
and value of
warrants issued..         --       --           --    --        --          --          --             --
Warrants issued
in connection
with Series C
Redeemable
Convertible
Preferred Stock..         --       --           --    --        236         --          --             236
Contingent stock
purchase warrants
issued in
connection with
Series C
Redeemable
Convertible
Preferred Stock..         --       --           --    --         35         --          --              35
Net loss.........         --       --           --    --        --       (7,092)        --          (7,092)
                   ----------- -------- ----------- ------ ---------- ----------- ------------- -------------
Balance, February
28, 1998.........     845,781    2,614    6,680,286    67     2,450      (8,802)        --          (3,671)
Sales of Series C
Redeemable
Convertible
Preferred Stock,
net of expenses
and value of
warrants issued..         --       --           --    --        --          --          --             --
Warrants issued
in connection
with Series C
Redeemable
Convertible
Preferred Stock..         --       --           --    --        474         --          --             474
Contingent stock
purchase warrants
issued in
connection with
Series C
Redeemable
Convertible
Preferred Stock..         --       --           --    --         71         --          --              71
Conversion of
Debenture to
Series B
Convertible
Preferred Stock..     163,043      750          --    --        --          --          --             750
Accretion on
Redeemable Series
C Convertible
Preferred Stock..         --       --           --    --       (210)        --          --            (210)
Dividends on
Redeemable Series
C Convertible
Preferred Stock..         --       --           --    --       (613)        --          --            (613)
Conversion of
Convertible
Preferred Stock
to common stock..  (1,008,824)  (3,364)  11,336,847   113    23,723         --          --          20,472
Sale of common
stock at initial
public offering
net of expenses..         --       --     4,000,000    40    65,451         --          --          65,491
Issuance of stock
options..........         --       --           --    --        378         --          --             378
Exercise of
employee stock
options..........         --       --       223,650     2       603         --          --             605
Exercise of
common stock
warrants.........         --       --       763,961     8        (8)        --          --             --
Comprehensive
loss
 Net loss........         --       --           --    --        --      (25,220)        --         (25,220)
 Change in
 unrealized
 holding loss in
 available for
 sale
 securities......         --       --           --    --        --          --         (106)          (106)
                                                                                                -------------
 Comprehensive
 loss............         --       --           --    --        --          --          --         (25,326)
                   ----------- -------- ----------- ------ ---------- ----------- ------------- -------------
Balance, February
28, 1999.........         --       --    23,004,744   230    92,319     (34,022)       (106)        58,421
Sale of common
stock, net of
expenses.........         --       --        93,023     1       999         --          --           1,000
Issuance of stock
options..........         --       --           --    --         57         --          --              57
Exercise of
employee stock
options..........         --       --       287,506     3       524         --          --             527
Exercise of
common stock
warrants.........         --       --       379,844     3        22         --          --              25
Comprehensive
loss
 Net loss........         --       --           --    --        --      (35,616)        --         (35,616)
 Change in
 unrealized
 holding loss in
 available for
 sale
 securities......         --       --           --    --        --          --          106            106
                                                                                                -------------
 Comprehensive
 loss............         --       --           --    --        --          --          --         (35,510)
                   ----------- -------- ----------- ------ ---------- ----------- ------------- -------------
Balance, February
29, 2000.........         --   $   --   $23,765,117  $237   $93,921    $(69,638)      $ --        $ 24,520
                   =========== ======== =========== ====== ========== =========== ============= =============

                See accompanying notes to financial statements.

                             CYBERIAN OUTPOST, INC.

                            STATEMENTS OF CASH FLOWS

                                                           Years Ended
                                                  -------------------------------
                                                  2/29/2000  2/28/1999  2/29/1998
                                                  ---------  ---------  ---------
                                                         (in thousands)
Cash flows from operating activities:
  Net loss....................................... $(35,616)  $(25,220)   $(7,092)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization................    3,954      1,111        145
    Amortization of original issue discount on
     bridge financing............................      --         --         568
    Issuance of common stock for services
     rendered....................................      --         --          14
    Issuance of common stock awards to
     employees...................................      --         --         245
    Issuance of common stock warrants............      --         --         704
    Issuance of common stock options to
     employees...................................       57        378        --
    Equity in net income of joint venture........     (209)       --         --
    Provision for doubtful accounts..............      760        228         69
    Loss on disposal of property and equipment...      --         --           2
    Loss on sales and maturities of short term
     investments.................................      250         38        --
    Increase in operating assets:
      Accounts receivable........................   (1,669)    (3,195)      (346)
      Inventories................................   (6,418)    (4,339)    (1,097)
      Prepaid expenses and other assets..........   (1,311)      (655)      (115)
    Increase (decrease) in operating liabilities:
      Accounts payable...........................   15,396      5,565      1,876
      Accrued expenses...........................     (222)       573      2,069
                                                  --------   --------    -------
        Net cash used in operating activities....  (25,028)   (25,516)    (2,958)
                                                  --------   --------    -------
Cash flows from investing activities:
  Investment in joint venture....................   (2,500)       --         --
  Purchases of property and equipment............   (7,833)    (4,200)    (1,322)
  Purchases of short term investments............  (11,481)   (40,680)       --
  Proceeds from sales and maturities of short
   term investments..............................   32,379     11,801        --
  Proceeds from the sale of property and
   equipment.....................................      --         --           1
                                                  --------   --------    -------
        Net cash provided by (used) in investing
         activities..............................   10,565    (33,079)    (1,321)
                                                  --------   --------    -------
Cash flows from financing activities:
  Proceeds from borrowings of notes payable......      --         --       2,632
  Repayment of notes payable.....................      --      (2,000)      (150)
  Repayment of capital lease obligations.........     (624)      (201)       (28)
  Proceeds from issuance of preferred stock......      --         --       2,114
  Proceeds from issuance of redeemable preferred
   stock.........................................      --      13,658      5,991
  Proceeds from issuance of common stock
   warrants......................................      --         545      1,004
  Proceeds from issuance of common stock.........    1,552     66,096        --
                                                  --------   --------    -------
        Net cash provided by financing
         activities..............................      928     78,098     11,563
                                                  --------   --------    -------
        Net (decrease) increase in cash and cash
         equivalents.............................  (13,535)    19,503      7,284
        Cash and cash equivalents at beginning of
         period..................................   26,828      7,325         41
                                                  --------   --------    -------
        Cash and cash equivalents at end of
         period.................................. $ 13,293   $ 26,828    $ 7,325
                                                  ========   ========    =======

                See accompanying notes to financial statements.

                             CYBERIAN OUTPOST, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1) Description of Business and Summary of Significant Accounting Policies

 (a) Description of Business

   Cyberian Outpost, Inc. ("Outpost.com", or the "Company") was incorporated in the state of Connecticut on March 6, 1995 and reincorporated in the state of Delaware on July 8, 1998. Outpost.com is a leading global Internet-only retailer featuring over 170,000 consumer technology and related products for the home and office. In December 1998, the Company dissolved a non-operating subsidiary, Cyberian Merchant Solutions, Inc.

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

 (c) Cash Equivalents

   For purposes of the statements of cash flows, the Company considers all investment instruments with original maturities of three months or less to be cash equivalents. Cash equivalents at February 29, 2000 and February 28, 1999 included investments in overnight repurchase agreements, money market funds and commercial paper.

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

   Estimated useful lives for financial reporting purposes are as follows:

  Computers....................                                         3 years
  Software.....................                                       2-3 years
  Office equipment.............                                         3 years
  Furniture and fixtures.......                                         7 years
  Leasehold improvements....... Shorter of lease term or useful life, currently ranging from 2-7 years

   In fiscal 1999, the Company adopted American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1, Accounting for Computer Software Developed For or Obtained For Internal-Use. SOP 98-1 provides revised guidance for the accounting treatment to all non-governmental entities for software which is internally developed, acquired, or modified solely to meet the entity's internal needs. SOP 98-1 did not have

                            CYBERIAN OUTPOST, INC.

a material effect on the Company's financial statements or results of operations. Internal use software which has been capitalized under this SOP is categorized as property and equipment on the balance sheets.

 (f) Revenue Recognition

   Net sales are comprised of product sales, net of returns and allowances, and advertising revenue derived from hardware manufacturers and software publishers that pay for promotional placements on our Web site. Product sales are comprised of computer hardware, software, accessories, electronics and high end consumer products and are recognized when the products are shipped to customers. The Company records a reserve for estimated sales returns at the time of shipment based on historical return rates. The majority of our net sales are merchandise to customers using credit cards. The remainder is to customers that are invoiced directly under credit terms and amounts received from vendors for advertising. No revenue was derived from barter transactions.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes the Company has complied with the provisions of SAB No. 101.

 (g) Sales and Marketing

   Sales and marketing expense consists primarily of the following three components;

   Direct Selling Expenses. These expenses consist primarily of shipping expense net of shipping revenue under our TruePrice program, contract warehouse fulfillment expense and bank and credit card fees.

   Advertising and Promotional Costs. This consists of both on-line and off-line advertising. This includes advertising placement fees for strategic partner alliances with major Internet content and portal sites. This also consists of expenses related to building our brand, increasing customer awareness and driving traffic to our web site. The types of expenses incurred include costs to design and send personalized direct marketing e-mail campaigns and maintenance of e-mail customer lists.

   Sales, Marketing and Customer Service Personnel Costs. This includes the salaries and benefits paid to personnel and the incidental expenses incurred during the course of their business. We do not allocate any material amount of common expenses to Sales and Marketing.

   Advertising costs were $12.2 million, $8.4 million and $3.0 million in 2000, 1999 and 1998, respectively.

 (h) Technology and Development

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

                             CYBERIAN OUTPOST, INC.

 (j) Stock-based Compensation

   The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of stock-based awards on the date of grant. For employee stock-based awards, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net earnings disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure of SFAS No. 123.

   The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the grant date fair value of the equity instruments issued, whichever is more reliably measurable.

 (k) Basic and Diluted Net Loss Per Common Share

   Basic and diluted net loss per share is presented under the provisions of SFAS No. 128, Earnings per Share. In accordance with the pronouncement, the net loss applicable to common stockholders includes the accretion of and dividends on the Series C Redeemable Convertible Preferred Stock through August 5, 1998, the date of conversion to Common Stock. Weighted average shares outstanding includes the Common Stock resulting from the conversion of the Series A and Series B Convertible Preferred Stock and Series C Redeemable Convertible Preferred Stock ("Convertible Stock") from the date of conversion through the end of the year.

   As the Company has been in a net loss position for all periods presented, common stock equivalents of 5,496,892, 5,243,790 and 9,807,206 for fiscal years 2000, 1999 and 1998, respectively, were excluded from the diluted net loss per share calculation as they would be antidilutive. As a result, diluted net loss per share is the same as basic net loss per share, and has not been presented separately.

   Unaudited pro forma net loss per share has been computed under SFAS No. 128, except that it reflects the conversion of the Convertible Stock as of the beginning of the earliest period presented or date of issuance, whichever is later. Therefore, the pro forma net loss per share does not include the accretion of or dividends on the Series C Redeemable Convertible Preferred Stock. The pro forma weighted average shares outstanding includes the Common Stock resulting from the conversion of the Convertible Stock as of the beginning of the earliest period presented or the date of issuance, whichever is later.

   Net loss for the year ended February 28, 1999 has been increased by $823,000 to arrive at net loss applicable to common stockholders, to give effect to $613,000 of dividends and $210,000 of accretion on the Redeemable Series C Convertible Preferred Stock.

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

                             CYBERIAN OUTPOST, INC.

designated as Common Stock and 10,000,000 shares were designated as Preferred Stock, both with par values of $0.01. All references in the financial statements to the number of shares and to per share amounts have been retroactively restated to reflect these changes.

 (m) Supplemental Disclosure of Non-Cash Investing and Financing Activities

   During the year ended February 28, 1999, the Company (i) increased the Redeemable Series C Convertible Preferred Stock and decreased additional paid-in capital by $823,000 to record accumulated dividends of $613,000 and accretion of $210,000 on the Redeemable Series C Convertible Preferred Stock,
(ii) converted the $750,000 debenture into 163,043 shares of Series B Convertible Preferred Stock, (iii) converted all Convertible Stock to Common Stock effective upon the consummation of the initial public offering, and (iv) issued 763,961 shares of common stock for cashless exercises of warrants.

   During the year ended February 29, 2000, the Company issued 370,422 shares of common stock for the cashless exercise of a warrant.

   The Company acquired office equipment, furniture and fixtures and leasehold improvements by incurring capital lease obligations of $729,000, $1,242,000, and $238,000 in the years ended February 29, 2000 and February 28, 1999 and 1998, respectively.

 (n) Supplemental Disclosure of Cash Paid for Interest

   During the years ended February 29, 2000 and February 28, 1999 and 1998, the Company paid cash for interest of $132,000, $69,000 and $88,000, respectively.

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

 (p) Investment Securities

   Investment securities at February 29, 2000 and February 28, 1999 consist of short term corporate and government-backed debt instruments with a minimum rating of AA. The Company classifies its debt securities as available-for-sale.

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

                             CYBERIAN OUTPOST, INC.

 (q) Segment Reporting

   SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report selected information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 requires the use of the "management approach" in disclosing segment information, based largely on how senior management generally analyzes business operations. For the years ended February 29, 2000 and February 28, 1999 and 1998, the Company operated in only one segment.

(2) Property and Equipment

   Property and equipment consist of the following at February 29, 2000 and February 28, 1999:

                                                                  2000    1999
                                                                 ------- ------
                                                                 (in thousands)
   Computers.................................................... $ 5,070 $2,020
   Software.....................................................   7,353  2,721
   Office equipment.............................................     570    268
   Furniture and fixtures.......................................     801    561
   Leasehold improvements.......................................   2,010  1,672
                                                                 ------- ------
                                                                  15,804  7,242
   Less accumulated depreciation and amortization...............   5,259  1,305
                                                                 ------- ------
                                                                 $10,545 $5,937
                                                                 ======= ======

(3) Short Term Investments

   The amortized cost, gross unrealized holding gains, gross unrealized holding losses, fair value for available-for-sale securities and their maturity dates by major security type at February 29, 2000 and February 28, 1999 were as follows:

                         Amortized Gross Unrealized Gross Unrealized  Fair
                           Cost     Holding Gains    Holding Losses   Value       Maturity
                         --------- ---------------- ---------------- ------- -------------------
                                           (in thousands)
At February 29, 2000
Commercial Paper........  $   477        $ 19            $ --        $   496 Due within one year
Corporate debt
 securities.............    2,067         --               (19)        2,048 Due within one year
Municipal debt
 securities.............    5,150         --               --          5,150 Due within one year
                          -------        ----            -----       -------
                          $ 7,694        $ 19            $ (19)      $ 7,694
                          =======        ====            =====       =======
At February 28, 1999
Government securities...  $ 4,500        $--             $  (1)      $ 4,499 Due within one year
Corporate debt
 securities.............   16,091         --              (105)       15,986 Due within one year
Municipal debt
 securities.............    8,250         --               --          8,250 Due after ten years
                          -------        ----            -----       -------
                          $28,841        $--             $(106)      $28,735
                          =======        ====            =====       =======

   Proceeds from the sale of investment securities available for sale were $6.9 million and $10.3 million in fiscal years 2000 and 1999, respectively.

                             CYBERIAN OUTPOST, INC.

(4) Common Stock

 (a) Common Stock Warrants

   In December 1997, the Company issued a warrant to purchase 355,707 shares of Common Stock at an exercise price of $2.6533 per share in connection with a marketing agreement. The warrant expires in December 2007. Using the Black-Scholes model, the Company calculated the fair value of the warrant for those shares that vested immediately at $703,897. This amount was recorded as a charge to marketing expense.

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

   In January 1998, the Company issued a warrant to purchase 376,884.42 shares of Common Stock at an exercise price of $2.6533 per share in connection with a note payable. Using the Black-Scholes model, the warrant was valued at $567,563. This amount was recorded as a reduction to the carrying value of the note. The warrant was exercised in January 1999 through a net cashless exercise.

   In February 1998, the Company issued a warrant to purchase 157,500 shares of Common Stock at an exercise price of $2.6667 per share to an investment banker in connection with the Redeemable Series C Convertible Preferred Stock financing. The warrant expires in February 2003. Using the Black-Scholes model, the warrant was valued at $235,662. In March 1998 and also in connection with the sale of the Redeemable Series C Convertible Preferred Stock, the Company issued to an investment banker warrants to purchase 316,811.25 shares of Common Stock at an exercise price of $2.6667 per share. Using the Black-Scholes model, the warrants were valued at $474,035. These amounts were recorded as a reduction in the carrying value of the Redeemable Series C Convertible Preferred Stock and were amortized and included in the accretion to the redemption value of the Redeemable Series C Convertible Preferred Stock through August 5, 1998, the date the Redeemable Series C Convertible Preferred Stock was converted to Common Stock. The warrant was exercised in July 1999 through a net cashless exercise.

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

 (b) Common Stock Options

   During the year ended February 28, 1999, the Company's stockholders approved the 1998 Employee, Director and Consultant Stock Plan that authorizes the grant of options for up to 3,186,000 shares. During the

                             CYBERIAN OUTPOST, INC.

year ended February 28, 1998, the Company's stockholders approved the 1997 Stock Option Plan and the 1998 Stock Option Plan (collectively "the Plans"). The 1997 and 1998 Plans authorized the grant of options for up to 900,000 shares and 1,620,000 shares, respectively, of Common Stock. During the year ended February 29, 2000 the Company's shareholders increased the amount of shares reserved by the 1998 Employee, Director and Consultant Stock Plan by 2,000,000 to an aggregate reserve of 5,186,000.

   Options granted under the Plans are either (a) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986 ("the Code") or (b) non-qualified options. Incentive stock options may be granted under the Plans to employees of the Company. Non-qualified options may be granted to consultants, directors and officers (whether or not they are employees), or employees of the Company. Options granted under the Plans vest over periods up to five years and are exercisable for a period not to exceed 10 years from the date of grant. In fiscal 1999, the Company granted stock options below the fair market value to two employees. Compensation expense of $378,000 was charged to operations related to these stock options in fiscal 1999.

   Had compensation cost for such plans been determined based on the fair value at the grant dates for awards under these plans consistent with the provisions of SFAS No. 123, the Company's net loss applicable to common stockholders and basic and diluted net loss per common share would have been increased to the pro forma amounts indicated below:

                                                      2000      1999     1998
                                                    --------  --------  -------
Net loss applicable to
 common stockholders.... As reported                $(35,616) $(26,043) $(7,092)
                         Pro forma for SFAS No. 123 $(47,478) $(35,938) $(7,125)
Basic and diluted loss
 per share.............. As reported                $  (1.52) $  (1.64) $ (1.07)
                         Pro forma for SFAS No. 123 $  (2.03) $  (2.26) $ (1.07)

   The weighted average fair value of options granted during 2000, 1999 and 1998 was $7.23, 12.04 and $0.59 per share, respectively. The Company estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

                                                       2000     1999     1998
                                                      -------  -------  -------
     Expected volatility.............................      70%      70%       0%
     Dividend yield..................................       0%       0%       0%
     Risk-free interest rate.........................     6.4%     5.5%     6.3%
     Expected life................................... 7 years  7 years  8 years

   A summary of the status of the Company's stock option plans as of February 29, 2000 and February 28, 1999 and 1998 and changes during the years then ended is presented below:

                                 2000                 1999                1998
                          -------------------- ------------------- ------------------
                                      Weighted            Weighted           Weighted
                                      Average             Average            Average
                                      Exercise            Exercise           Exercise
                            Shares     Price    Shares     Price    Shares    Price
                          ----------  -------- ---------  -------- --------- --------
Outstanding at beginning
 of year................   4,404,350   $11.98  1,719,000   $1.49         --     --
Granted.................   2,816,050     9.59  3,054,800   16.81   1,719,000   1.49
Exercised...............    (287,506)    1.83   (223,650)   2.71         --     --
Terminated..............  (1,791,709)   14.14   (145,800)   3.65         --     --
                          ----------           ---------           ---------
Outstanding at end of
 year...................   5,141,185    10.40  4,404,350   11.98   1,719,000   1.49
                          ==========           =========           =========
Exercisable at end of
 year...................   1,285,958   $11.99    391,981   $5.05      75,000  $1.13
                          ==========           =========           =========
Shares reserved at end
 of year................     116,150             932,200             801,000
                          ==========           =========           =========

                             CYBERIAN OUTPOST, INC.

   The following table summarizes information about stock options outstanding at February 29, 2000:

                                         Weighted
                                          Average
                                         Remaining  Weighted             Weighted
                                        Contractual Average              Average
                              Shares       Life     Exercise   Shares    Exercise
 Range of Exercise Prices   Outstanding   (years)    Price   Exercisable  Price
 ------------------------   ----------- ----------- -------- ----------- --------
 $1.13 to $1.53...........     782,460      7.5      $ 1.39     269,809   $ 1.43
 2.67.....................      65,150      7.6        2.67      21,950     2.67
 7.65 to 11.44............   2,802,275      9.2        9.12     316,899     8.94
 12.58 to 19.56...........   1,454,300      8.0       17.68     669,900    17.83
 25.50....................      37,000      8.9       25.50       7,400    25.50
                             ---------      ---               ---------
                             5,141,185      8.6      $10.40   1,285,958   $11.99
                             =========      ===      ======   =========   ======

 (c) Common Stock

   During the years ended February 28, 1999 and 1998, the Company issued 451,647 and 228,639 shares, respectively, of Common Stock to employees and consultants in exchange for services. The Company recorded expense of $259,000 and $151,000, respectively, in the corresponding periods related to these stock issuances.

(5) Commitments

 (a) Operating Leases

   The Company is obligated under several operating leases for space rented at its corporate headquarters as well as its sales and customer service center. The Company is also obligated for various vehicle and office equipment leases that expire at various dates during the next seven years. The building leases require the Company to pay certain costs such as maintenance and insurance. Rental payments for the vehicle lease include minimum rentals plus contingent rentals based on mileage. Rental expense for operating leases was $455,000, $193,000, and $101,000 in 2000, 1999 and 1998, respectively.

   Future minimum lease payments under noncancelable operating leases with initial terms in excess of one year are as follows at February 29, 2000:

   Fiscal year ending
   ------------------                                             (in thousands)
   February 28, 2001.............................................     $  507
   February 28, 2002.............................................        481
   February 28, 2003.............................................        433
   February 29, 2004.............................................        437
   February 28, 2005 and thereafter..............................        365
                                                                      ------
                                                                      $2,223
                                                                      ======

 (b) Capital Leases

   The Company has capital lease arrangements for certain computers, furniture and fixtures, and telephone equipment. The assets have an aggregate capitalized cost of $2.2 million and related accumulated amortization of $0.9 million as of February 29, 2000. Future minimum lease payments under capital lease obligations are as follows at February 29, 2000:

                             CYBERIAN OUTPOST, INC.

   Year ending
   -----------                                                    (in thousands)
   February 28, 2001.............................................     $ 760
   February 28, 2002.............................................       638
   February 28, 2003.............................................       120
                                                                      -----
   Subtotal......................................................     1,518
   Less amount representing interest.............................       134
                                                                      -----
   Present value of future minimum lease payments................     1,384
   Less current portion..........................................       666
                                                                      -----
   Long-term portion.............................................     $ 718
                                                                      =====

 (c) Flooring Line

   The Company had a flooring line in effect during the years ended February 29, 2000 and February 28, 1999. In November 1999, the flooring credit agreement with Deutsche Financial Services Corporation ("DFS") was increased from $7.0 million to $12.0 million for seasonal inventory purchases. As of February 29, 2000, the available credit under the flooring line is $10.0 million. Pursuant to this agreement, DFS may, at its option, extend credit from time to time to purchase inventory from DFS approved vendors or for other purposes. Under this agreement, the Company can purchase inventory from certain vendors and elect to have these vendors invoice DFS instead of us. DFS pays this invoice and in turn bills us on a periodic basis throughout the month. No interest is incurred if the note is paid within 30 days. If the note remains outstanding after 30 days, the Company must pay a .25% fee and interest accrues at a variable rate based on the prime rate plus 2.5%. If the note remains outstanding after 181 days, interest begins to accrue at the prime rate plus 6.5%. To date, the Company has paid all notes within 30 days and have incurred no interest expense under this facility. As a result of increasing the line to $12.0 million, the amount of cash instruments pledged was increased from $2.5 million to $5.5 million. This pledge, in addition to all of our assets, secures this facility. For the years ended February 29, 2000 and February 28, 1999, the Company had outstanding balances of $8.5 and $5.2 million, respectively, under this facility. These amounts are included in accounts payable.

 (d) Legal Proceedings

   The Company, from time to time, is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

(6) Income Taxes

   There was no income tax expense for fiscal 2000, 1999 and 1998. This differed from the expected tax benefit computed by applying the statutory rate of 34 percent to the net loss before taxes as a result of the following:

                                                      2000     1999     1998
                                                    --------  -------  -------
                                                         (in thousands)
Computed "expected" tax benefit.................... $(12,109) $(8,575) $(2,411)
Increase (reduction) in income taxes resulting
 from:
  Change in the beginning-of-the-year balance of
   the valuation allowance for deferred tax assets
   allocated to income tax expense.................   13,149   10,211    2,877
  State and local income taxes, net of federal
   income tax benefit..............................   (1,083)  (1,665)    (468)
  Other, net.......................................       43       29        2
                                                    --------  -------  -------
                                                    $    --   $   --   $   --
                                                    ========  =======  =======

                             CYBERIAN OUTPOST, INC.

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 29, 2000 and February 28, 1999 are presented below:

                                                              2000     1999
                                                             -------  -------
                                                             (in thousands)
   Deferred tax assets:
     Accounts receivable, principally due to allowance for
      doubtful accounts..................................... $   193  $    86
     Inventories, principally due to reserves...............      38       62
     Federal and state net operating loss carryforwards.....  26,222   13,297
     Property and equipment, principally due to differences
      in depreciation.......................................     117       22
     Other assets...........................................     226      102
     Other accrued liabilities..............................      74       68
     Stock-based compensation...............................     550      576
                                                             -------  -------
       Gross deferred tax assets............................  27,420   14,213
     Less valuation allowance against deferred tax assets...  27,326   14,177
                                                             -------  -------
                                                                  94       36
                                                             -------  -------
   Deferred tax liabilities:
     Investment in joint venture............................     (77)     --
     Prepaid expenses.......................................     (17)     (36)
                                                             -------  -------
       Total deferred tax liabilities.......................     (94)     (36)
                                                             -------  -------
       Net deferred tax asset............................... $   --   $   --
                                                             =======  =======

   The valuation allowance for deferred tax assets as of February 29, 2000 and February 28, 1999 was $27.3 million and $14.2 million respectively. The net change in the total valuation allowance for the years ended February 29, 2000 and February 28, 1999 and 1998 was an increase of $13.1 million, $10.6 million and $2.9 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Taxable loss for the years ended February 29, 2000 and February 28, 1999 and 1998 was $34.3 million, $25.4 million and $6.1 million, respectively. Based upon the historical taxable losses of the company, the limitations imposed on the future utilization of such losses, and the uncertainty of generating sufficient taxable income of an appropriate character over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at February 29, 2000.

   Subsequent recognized tax benefits relating to the valuation allowance for deferred tax assets as of February 29, 2000 will be allocated as follows:

                                                                (in thousands)
Income tax benefit that would be reported in the statement of
 operations....................................................    $25,874
Additional paid-in capital.....................................      1,452
                                                                   -------
                                                                   $27,326
                                                                   =======

   At February 29, 2000, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $70.9 million which are available to offset future federal taxable income, if any,

                             CYBERIAN OUTPOST, INC.

through 2019. At February 29, 2000, the Company also had net operating loss carryforwards for state income tax purposes of approximately $29.9 million and $6.5 million in Connecticut and Ohio, respectively, which are available to offset future state taxable income, if any, through 2004 and 2014, respectively. However, during the year ended February 28, 1998, the Company experienced an ownership change, as defined by Section 382 of the Internal Revenue Code, due to additional sales of Preferred Stock. The Company has not yet assessed the Section 382 implications of the additional stock issuances, but the change in control may limit the utilization of the net operating loss carryforwards incurred prior to the ownership change.

(7) 401 (k) Savings Plan

   The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. The Company has not made any contributions to the 401(k) Plan for the three-year period ended February 29, 2000.

(8) International Sales and Geographic Information

   During fiscal 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Prior-period amounts have been restated in accordance with the provisions of No. SFAS 131. There were no sales to any individual customer during any of the years in the three-year period ended February 29, 2000 that represented 10% or more of net sales. The Company has no material long-lived assets located in foreign countries. The Company attributes net sales to an individual country based upon the location of the customer.

   The Company operates in one principal business segment across domestic and international markets. International sales all emanate from the United States, and represented approximately 8%, 14%, and 36% of net sales for the years ended February 29, 2000, and February 28, 1999 and 1998, respectively.

   Summary geographic net sales information is as follows:

                                                           Years ended,
                                                   -----------------------------
                                                   2/29/2000 2/28/1999 2/28/1998
                                                   --------- --------- ---------
                                                          (in thousands)
United States..................................... $173,821   $72,973   $14,423
All foreign countries.............................   14,784    12,230     8,258
                                                   --------   -------   -------
                                                   $188,605   $85,203   $22,681
                                                   ========   =======   =======

                             CYBERIAN OUTPOST, INC.

(9) Quarterly Results (Unaudited)

   The following tables contain selected unaudited Statement of Operations data for each quarter of fiscal years 2000 and 1999. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                        Year Ended February 29, 2000
                               -----------------------------------------------
                               1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
                               ----------- ----------- ----------- -----------
                                    (in thousands, except loss per share)
   Net sales..................   $32,680     $36,689     $43,167     $76,069
   Gross profit...............     3,413       4,220       5,084       9,041
   Net loss...................    (8,855)     (8,393)     (8,543)     (9,825)
   Basic and diluted net loss
    per share (1).............   $ (0.38)    $ (0.36)    $ (0.36)    $ (0.41)
   Shares used in computation
    of basic and diluted net
    loss per share............    23,024      23,252      23,559      23,697

                                        Year Ended February 28, 1999
                               -----------------------------------------------
                               1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
                               ----------- ----------- ----------- -----------
                                    (in thousands, except loss per share)
   Net sales..................   $11,562     $17,033     $23,515     $33,093
   Gross profit...............     1,042       1,678       2,370       3,194
   Net loss...................    (4,156)     (5,620)     (7,629)     (7,815)
   Basic and diluted loss per
    share (1).................   $ (0.69)    $ (0.50)    $ (0.34)    $ (0.34)
   Shares used in computation
    of basic and diluted net
    loss per share............     6,680      12,036      22,298      22,748

--------
(1) The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

(10) Related Party Transactions

   On October 1, 1999, the Company formed a joint venture, Tweeter@Outpost.com, LLC with Tweeter Home Entertainment Group, Inc. ("Tweeter"). Tweeter@Outpost.com, LLC operates a fully authorized Internet consumer electronics retail destination. The Company contributed $2.5 million in cash. At February 29, 2000, both partners held 50% of the voting stock of the joint venture and the Company had an ownership interest in the joint venture of approximately 50%. There could be future dilution of the Company's interests if further investments are made in the joint venture.

   The investment is accounted for under the equity method of accounting with profits and losses allocated in accordance with the joint venture agreement. As of February 29, 2000, net income of $209,000 had been allocated to the Company under the terms of the joint venture agreement. The Company has entered into certain agreements with Tweeter@Outpost.com, LLC pursuant to which it will provide services to, and act as an agent for, Tweeter@Outpost.com, LLC. Under the terms of the agreements, these services are to be provided at cost plus an overhead percentage. During fiscal 2000, the Company billed costs of $294,000 for marketing, technology and other services rendered. At February 29, 2000, a receivable of $143,000 from Tweeter@Outpost.com, LLC was included in Other Assets, net on the accompanying balance sheet.

   As of March 1, 2000, the joint venture agreement between the Company and Tweeter was amended. The effect of this amendment was to change certain provisions of the Company's interest in the joint venture. As

                             CYBERIAN OUTPOST, INC.

such, the Company will, as of March 1, 2000, begin consolidating the financial statements of Tweeter@Outpost.com, LLC with those of Outpost.com as a controlled subsidiary. All intercompany transactions will be eliminated.

(11) Subsequent Event

   On March 7, 2000, the Company completed a private equity placement and issued 4,702,900 shares of its common stock to institutional investors at a price of $7.87 per share, reflecting a 5% discount of the market price at the date of issue. The Company received approximately $35.3 million of proceeds, net of the underwriting discount and offering expenses.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Cyberian Outpost, Inc:

   Under date of March 17, 2000, we reported on the balance sheets of Cyberian Outpost, Inc. as of February 29, 2000 and February 28, 1999, and the related statements of operations, redeemable preferred stock and changes in stockholders' equity, and cash flows for each of the years in the three-year period ended February 29, 2000, as contained in the annual report on Form 10-K for the fiscal year 2000. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                     KPMG LLP

Providence, Rhode Island
March 17, 2000

                 SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS

                                    Balance at Charged to            Balance at
                                    Beginning   Cost and               End of
            Description             of Period   Expenses  Deductions   Period
            -----------             ---------- ---------- ---------- ----------
                                                  (in thousands)
Year ended February 29, 2000.......    $212       $760      $(447)      $525
Year ended February 28, 1999.......    $ 47       $228      $ (63)      $212
Year ended February 28, 1998.......    $  4       $ 69      $ (26)      $ 47

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Information About Directors and Executive Officers" and "Other Matters--Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

   The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Information About Cyberian Outpost Common Stock Ownership" in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Related Party Transactions" and "Executive Compensation--Employment Contracts and Change of Control Arrangements" in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

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

   Item 14(a)(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

  Exhibit
   Number                               Description
  -------                               -----------
      +3.1  Restated Certificate of Incorporation (Exhibit 4.2).
   ****3.2  Restated By-laws of Cyberian Outpost (Exhibit 3.1).
      *4.1  Form of Common Stock Certificate (Exhibit 4.1).
     *10.1  Lease, dated December 2, 1997, between Barton Kent LLC and Cyberian
            Outpost (Exhibit 10.1)
     *10.2  Lease, dated December 2, 1997, between Barton Kent LLC and Cyberian
            Outpost (Exhibit 10.2)
     *10.3  Lease, dated February 16, 1998, between Barton Kent LLC and
            Cyberian Outpost (Exhibit 10.3)
     *10.4  Lease, dated May 4, 1998, between Barton Kent LLC and Cyberian
            Outpost (Exhibit 10.4)
    **10.5  Lease, dated May 29, 1998, between Housatonic Enterprises and
            Cyberian Outpost (Exhibit 10.5)
      10.6  Lease, dated September 9, 1999 between Berkshire Industrial
            Corporation and Cyberian Outpost
    +*10.7  1997 Incentive Stock Plan (Exhibit 10.5).
    +*10.8  1998 Incentive Stock Plan (Exhibit 10.6).
    +@10.9  Restated 1998 Employee, Director and Consultant Stock Plan (Exhibit
            99).
   +**10.10 Director Stock Option Policy, adopted by Cyberian Outpost on
            February 11, 1999 (Exhibit 10.9).
     +10.11 Director Stock Option Policy, adopted by Cyberian Outpost on June
            15, 1999.
  +***10.12 Employment Agreement, dated June 16, 1999, between Cyberian Outpost
            , Inc. and Katherine N. Vick (Exhibit 10).
 +****10.13 Employment Agreement, dated September 29, 1999, between Cyberian
            Outpost, Inc. and Robert Bowman. (Exhibit 10.1).
      11.1  Computation of Loss Per Share.
      23.1  Consent of KPMG LLP.
      27.1  Financial Data Schedule.

--------
+ Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, our Registration Statement filed on Form S-8, File No. 333-64403.
* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, our Registration Statement filed on Form S-1, File No. 333-55819.
** Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, our Annual Report on Form 10-K for the fiscal year ended February 28, 1999.
*** Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, our Quarterly Report on Form 10-Q for the quarter ended August 31, 1999.
**** Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, our Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.
@ Previously filed with the Commission as an Exhibit to and incorporated in herein by reference from, our Registration Statement filed on Form S-8, File No. 333-95899.
+  Management contract or compensatory plan, contract or agreement.

Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

   Item 14(b) Reports on Form 8-K.

   We did not file any Current Reports on Form 8-K during the three months ended February 29, 2000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Kent, Connecticut on May 17, 2000.

                                          CYBERIAN OUTPOST, INC.

                                                 /s/  Robert A. Bowman
                                          By:__________________________________
                                                     Robert A. Bowman
                                               President and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

      /s/ Robert A. Bowman           President, Chief Executive       May 17, 2000
____________________________________  Officer and Director
          Robert A. Bowman            (Principal executive
                                      officer)

     /s/ Katherine N. Vick           Executive Vice President and     May 17, 2000
____________________________________  Director (Principal
         Katherine N. Vick            financial and accounting
                                      officer)

        /s/ Darryl Peck              Chairman of the Board            May 17, 2000
____________________________________
            Darryl Peck

   /s/ Charles H. Jackson, IV        Director                         May 17, 2000
____________________________________
       Charles H. Jackson, IV

    /s/ William H. Lane, III         Director                         May 17, 2000
____________________________________
        William H. Lane, III

                                     Director                         May 17, 2000
____________________________________
           Michael Murray

      /s/ James E. Preston           Director                         May 17, 2000
____________________________________
          James E. Preston