Form 10-Q
period 2000-05-31
CYBERIAN OUTPOST INC
filed 2000-07-14
CIK 1041712

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

    For the quarterly period ended May 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission file number: 000-24659

                               ----------------

                            CYBERIAN OUTPOST, INC.
                               a/k/a OUTPOST.COM
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

  As of July 2, 2000, the registrant had 28,475,610 shares of common stock, par value $.01 per share, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  OUTPOST.COM
                                   FORM 10-Q
                       For the Quarter Ended May 31, 2000

                                     INDEX

                                                                       Page No.
                                                                       --------
 Part I--Financial Information:

    Item 1. Consolidated Financial Statements:

            Consolidated Balance Sheets, May 31, 2000 (Unaudited)
             and February 29, 2000..................................       3

            Consolidated Statements of Operations, for the Three
             Months Ended May 31, 2000 and 1999 (Unaudited).........       4

            Consolidated Statements of Cash Flows, for the Three
             Months Ended May 31, 2000 and 1999 (Unaudited).........       5

            Notes to Consolidated Financial Statements (Unaudited)..       6

    Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................       8

 Part II--Other Information:

    Item 2. Changes in Securities and Use of Proceeds...............      13

    Item 6. Exhibits and Reports on Form 8-K........................      13

 Signature...........................................................     14

                         PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                  OUTPOST.COM

                          Consolidated Balance Sheets
                                 (In thousands)

                                May 31,   February 29,
                                 2000         2000
                              ----------- ------------
                              (unaudited)
           Assets
Current Assets:
  Cash and cash
   equivalents..............   $ 33,003     $ 13,293
  Short term investments....     15,048        7,694
  Accounts receivable, net..      6,312        4,350
  Inventories...............     12,842       12,168
  Prepaid expenses and other
   current assets...........      1,049        1,133
                               --------     --------
    Total current assets....     68,254       38,638
Property and equipment,
 net........................     11,906       10,545
Investment in joint
 venture....................        --         2,709
Other assets................        896          951
                               --------     --------
    Total assets............   $ 81,056     $ 52,843
                               ========     ========

      Liabilities and
    Stockholders' Equity
Current Liabilities:
  Current portion of capital
   lease obligations........   $    658     $    666
  Accounts payable..........     21,936       24,381
  Accrued expenses..........      2,603        2,558
                               --------     --------
    Total current
     liabilities............     25,197       27,605
Capital lease obligations,
 excluding current portion..        590          718
                               --------     --------
    Total liabilities.......     25,787       28,323
                               --------     --------
Minority interest...........      2,809          --
Stockholders' equity:
  Common stock..............        285          237
  Additional paid-in
   capital..................    129,179       93,921
  Accumulated comprehensive
   loss.....................         (1)         --
  Accumulated deficit.......    (77,003)     (69,638)
                               --------     --------
    Total stockholders'
     equity.................     52,460       24,520
                               --------     --------
    Total liabilities and
     stockholders' equity...   $ 81,056     $ 52,843
                               ========     ========

          See accompanying notes to consolidated financial statements.

                                  OUTPOST.COM

                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                                               Three Months
                                                               Ended May 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
Net sales.................................................... $64,791  $32,680
Cost of sales................................................  56,295   29,267
                                                              -------  -------
  Gross profit...............................................   8,496    3,413
Operating expenses:
  Sales and marketing........................................  10,714    9,433
  General and administrative.................................   2,768    1,512
  Technology and development.................................   2,916    1,995
                                                              -------  -------
    Total operating expenses.................................  16,398   12,940
                                                              -------  -------
  Operating loss.............................................  (7,902)  (9,527)
Other income, net............................................     637      672
                                                              -------  -------
  Net loss before minority interest..........................  (7,265)  (8,855)
Minority interest............................................    (100)     --
                                                              -------  -------
  Net loss................................................... $(7,365) $(8,855)
                                                              =======  =======
Basic and diluted net loss per share......................... $ (0.26) $ (0.38)
                                                              =======  =======
Weighted average shares outstanding..........................  28,014   23,024
                                                              =======  =======


          See accompanying notes to consolidated financial statements.

                                  OUTPOST.COM

                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                               Three Months
                                                              Ended May 31,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
Cash flows from operating activities:
  Net loss.................................................. $ (7,365) $(8,855)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization...........................    1,434      673
    Amortization of deferred compensation...................       28       51
    Minority interest income................................      100      --
    Loss on sales and maturities of short term investments..       (8)      48
    (Increase) decrease in operating assets:
      Accounts receivable...................................   (1,962)     387
      Inventories...........................................      572     (602)
      Prepaid expenses and other assets.....................      139     (480)
    (Decrease) increase in operating liabilities:
      Accounts payable......................................   (3,843)     911
      Accrued expenses......................................      (91)   2,190
                                                             --------  -------
        Net cash used in operating activities...............  (10,996)  (5,677)
                                                             --------  -------
Cash flows from investing activities:
  Purchases of property and equipment.......................   (2,751)  (2,651)
  Purchases of short term investments.......................  (12,397)  (5,467)
  Proceeds from sales and maturities of short term
   investments..............................................    5,050    8,250
  Cash acquired from consolidating joint venture............    5,706      --
                                                             --------  -------
        Net cash (used in) provided by investing
         activities.........................................   (4,392)     132
                                                             --------  -------
Cash flows from financing activities:
  Repayment of capital lease obligations....................     (179)    (122)
  Proceeds from issuance of common stock....................   35,277       79
                                                             --------  -------
        Net cash provided by (used in) financing
         activities.........................................   35,098      (43)
                                                             --------  -------
Net increase (decrease) in cash and cash equivalents........   19,710   (5,588)
                                                             --------  -------
Cash and cash equivalents at the beginning of period........   13,293   26,828
Cash and cash equivalents at the end of period.............. $ 33,003  $21,240
                                                             ========  =======
Supplemental disclosure of cash paid for interest:
  Interest.................................................. $     43  $    29
                                                             ========  =======

         See accompanying notes to consolidated financial statements.

Supplemental disclosure of non-cash transactions:

  During the three month periods ended May 31, 2000 and 1999, we acquired office equipment by incurring capital lease obligations of $44 and $158, respectively.

                                  OUTPOST.COM

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 May 31, 2000

Note 1--Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 2000 are not necessarily indicative of the results that may be expected for the year ending February 28, 2001.

Note 2--Description of the Business and Significant Accounting Policies

 Description of Business

  Cyberian Outpost, Inc. ("Outpost.com", or the "Company") was incorporated in the state of Connecticut on March 6, 1995 and reincorporated in the state of Delaware on July 8, 1998. Outpost.com is a leading global Internet retailer featuring over 170,000 consumer technology and related products for the home and office. The Company has one subsidiary, Tweeter@Outpost.com, LLC, whose results are consolidated in the accompanying financial statements for the three month period ended May 31, 2000.

 Revenue Recognition

  Net sales are comprised of product sales, net of returns and allowances, and advertising revenue derived from hardware manufacturers and software publishers that pay for promotional placements on our Web site. Product sales are comprised of computer hardware, software, accessories, electronics and high-end consumer products and are recognized when the products are shipped to customers. The Company records a reserve for estimated sales returns at the time of shipment based on historical return rates. The majority of our net sales are merchandise to customers using credit cards. The remainder is to customers that are invoiced directly under credit terms and amounts received from vendors for advertising.

 Reclassifications

  Certain prior year balances have been reclassified to conform with the current year's presentation.

 New Accounting Pronouncements

  Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). SFAS 133 establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires all companies to recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after July 1, 2000. The Company does not believe that the adoption of this statement will have a material effect on its financial position or results of operations.

                                  OUTPOST.COM

                                  (Unaudited)
                                 May 31, 2000

  In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). In June 2000 the SEC amended this bulletin as SAB 101B which extends the time required to adopt this bulletin. The Company is required to adopt SAB 101B no later than its quarter ended February 28, 2001. The Company does not believe that the adoption of this bulletin will have a material effect on its financial position or results of operations.

  In March 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The consensus is effective for Web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company does not expect the adoption of this consensus to have a material impact on its financial position or results of operations.

Note 3--Stockholders' Equity

  In March 2000, the Company completed a private equity placement and issued 4,702,900 shares of its common stock to accredited investors at a price of $7.87 per share. The Company received approximately $35.3 million of proceeds, net of the underwriting discount and offering expenses.

Note 4--Comprehensive Loss

                                                               Three Months
                                                               Ended May 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
                                                              (In thousands)
   The components of comprehensive loss, net of tax, are as
    follows:
     Net loss...............................................  $(7,365) $(8,855)
   Other comprehensive loss, net of tax:
     Change in unrealized holding loss in available for sale
      securities............................................       (1)     (56)
                                                              -------  -------
       Other comprehensive loss.............................       (1)     (56)
                                                              -------  -------
   Comprehensive loss.......................................  $(7,366) $(8,911)
                                                              =======  =======

Note 5--Related Party Transactions

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

  As of March 1, 2000, the joint venture agreement between the Company and Tweeter was amended. The effect of this amendment was to change certain provisions of the Company's interest in the joint venture. As a result, effective March 1, 2000, the Company began consolidating the financial statements of Tweeter@Outpost.com, LLC with those of Outpost.com as a controlled subsidiary. All intercompany transactions have been eliminated.

                                  OUTPOST.COM

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion of our financial condition and results of operations should be read in conjunction with our Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q.

Overview

  Outpost.com is a leading global Internet retailer featuring over 170,000 consumer technology and related products for the home and office. With over 720,000 customers world wide, we offer an online "superstore" at www.Outpost.com that provides one-stop shopping for domestic and international customers, 24 hours a day, seven days a week. Our superstore features computer hardware, software, electronics and other consumer technology products.

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

  We believe that the key factor affecting our long-term financial success is our ability to attract and retain customers in a cost effective manner. Currently, we seek to expand our customer base and encourage repeat buying through multiple sales and marketing programs. Such programs include: (i) on-line and off-line marketing and promotional campaigns, (ii) linking programs with targeted Web sites, (iii) personalized direct marketing programs designed to generate repeat sales from existing customers, (iv) alliances with Internet content providers and portal sites and (v) brand development.

  We expect to experience significant fluctuations in our future operating results due to a variety of factors, many of which are outside our control. Factors that may affect our operating results include the frequency of new product releases, success of business alliances, mix of product sales and seasonality of sales typically experienced by retailers. Sales in the computer retail industry are significantly affected by the release of new products. Infrequent or delayed new product releases, when they occur, negatively impact the overall growth in computer retail sales. Gross profit margins for hardware, software and accessories vary widely, with computer hardware generally having the lowest gross profit margins. While we have some ability to affect our product mix through effective upselling and cross-selling of high-margin products, our sales mix will vary from period to period and our gross margins will fluctuate accordingly.

Results of Operations: Three Months Ended May 31, 2000 and 1999

  The following table sets forth certain items from our statement of operations data as a percentage of net sales for the periods indicated:

                                                               Three Months
                                                               Ended May 31,
                                                               ---------------
                                                                2000     1999
                                                               ------   ------
Net sales.....................................................  100.0 %  100.0 %
Cost of sales.................................................   86.9     89.6
                                                               ------   ------
    Gross profit..............................................   13.1     10.4
Operating expenses:
  Sales and marketing.........................................   16.5     28.9
  General and administrative..................................    4.3      4.6
  Technology and development..................................    4.5      6.1
                                                               ------   ------
      Total operating expenses................................   25.3     39.6
                                                               ------   ------
    Operating loss............................................  (12.2)   (29.2)
Other income, net.............................................    1.0      2.1
                                                               ------   ------
    Net loss before minority interest.........................  (11.2)   (27.1)
Minority interest.............................................   (0.2)     --
                                                               ------   ------
Net loss......................................................  (11.4)%  (27.1)%
                                                               ======   ======

 Net Sales

  Net sales are comprised of product sales, net of returns and allowances, and advertising revenue derived from hardware manufacturers and software publishers that pay for promotional placements on our Web site. Product sales are comprised of computer hardware, software, accessories, electronics and high-end consumer products and are recognized when the products are shipped to customers. The Company records a reserve for estimated sales returns at the time of shipment based on historical return rates. The majority of our net sales are merchandise to customers using credit cards. The remainder is to customers that are invoiced directly under credit terms and amounts received from vendors for advertising.

  Net sales increased by $32.1 million to $64.8 million in the quarter ended May 31, 2000 from $32.7 million in the quarter ended May 31, 1999. This increase was primarily a result of increases in our new customer sales and repeat purchases from existing customers resulting in higher revenues from repeat customers. Revenues from advertising and other sources in the three month periods ended May 31, 2000 and 1999 were not considered significant. As of May 31, 2000 we had approximately 720,000 customer accounts. International sales represented approximately 5% of net sales in the quarter ended May 31, 2000 compared to approximately 13% in the quarter ended May 31, 1999. This decrease in international sales was primarily the result of the Company expanding its domestic business at a faster rate than internationally and the development and implementation of certain domestic marketing programs.

 Cost of Sales and Gross Profit

  Cost of sales consists of the cost of the merchandise we sell. Cost of sales increased $27.0 million to $56.3 million in the quarter ended May 31, 2000 from $29.3 million in the quarter ended May 31, 1999. This increase was primarily the result of an increase in product sales volume. Our gross profit increased by $5.1 million to $8.5 million in the quarter ended May 31, 2000 from $3.4 million in the quarter ended May 31, 1999. This increase was a result of our growth in revenues and improved margins on those revenues. As a percentage of net sales, cost of sales decreased to 86.9% from 89.6% and our gross profit increased to 13.1% from 10.4% in the quarters ended May 31, 2000 and May 31, 1999, respectively. The decrease in cost of sales and the increase in gross margin is attributable to our ability to successfully market higher margin products than in the previous year.

 Operating Expenses

  Operating expenses consist of sales and marketing expenses, general and administrative expenses and technology and development expenses. These are further described as follows:

  Sales and Marketing. Sales and marketing expenses consist primarily of three components;

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

  Sales and marketing expenses increased by $1.3 million to $10.7 million in the quarter ended May 31, 2000 from $9.4 million in the quarter ended May 31, 1999. The increase in absolute dollars is primarily the result of an increase in the variable direct selling expenses described above. As part of our TruePrice program we provide free overnight shipping on most purchases. Therefore, this expense will increase with additional sales volume. As a percentage of net sales, sales and marketing expense decreased to 16.5% in the quarter ended May 31, 2000 from 28.9% in the quarter ended May 31, 1999. The percentage decrease resulted from our ability to leverage sales and marketing expenses such that net sales increased at a higher rate than those expenses.

  General and Administrative. General and administrative expense includes administrative, finance, purchasing, and business development personnel and related costs, general office and related depreciation expenses, as well as professional fees. General and administrative expense increased by $1.3 million to $2.8 million in the quarter ended May 31, 2000 from $1.5 million in the quarter ended May 31, 1999. The dollar increase in general and administrative expense was due to the increases in both executive and administrative personnel, office expenses associated with such personnel, depreciation, and professional and consulting fees. As a percentage of net sales, general and administrative expense decreased to 4.3% in the quarter ended May 31, 2000 from 4.6% in the quarter ended May 31, 1999. This percentage decrease was due to our ability to increase revenue without a commensurate increase in corporate expenses.

  Technology and Development. Technology and development expense includes systems personnel and related costs, software support, technology development costs, Web site hosting, communications expenditures and related depreciation expenses. Technology and development expense increased by $0.9 million to $2.9 million in the quarter ended May 31, 2000 from $2.0 million in the quarter ended May 31, 1999. The dollar increases in technology and development expense was primarily a result of systems costs including maintenance and support fees required to support the growth in visitors to our Web site, as well as increases in systems personnel to maintain and improve our Web site and technology infrastructure and depreciation. As a percentage of net sales, technology and development expense decreased to 4.5% in the quarter ended May 31, 2000 from 6.1% in the quarter ended May 31, 1999. The percentage decrease resulted from our ability to leverage technology and development expenses such that net sales increased at a higher rate than those expenses.

 Other Income, Net

  Other income, net consists of interest income we earned on short-term investments and overnight investments of our cash balances in money market accounts, offset by interest expense attributable to lease financing agreements. Other income, net decreased by $35,000 to $637,000 in the quarter ended May 31, 2000 from $672,000 in the quarter ended May 31, 1999, primarily as a result of lower interest income on lower short-term investment balances during the quarter.

 Minority Interest

  Minority interest consists of our partner's share (Tweeter Home
Entertainment Group, Inc.) of the net income of Tweeter@Outpost.com, LLC. The Company began consolidating these results as of March 1, 2000. The minority interest equaled $100,000 for the quarter which is a result of profitable operations by the joint venture.

 Net Loss

  As a result of the foregoing factors, we incurred a net loss of $7.4 million in the quarter ended May 31, 2000 compared to a net loss of $8.9 million in the quarter ended May 31, 1999.

Liquidity and Capital Resources

  At May 31, 2000 the Company's total cash and short-term investment balance was $48.0 million compared to $21.0 million at February 29, 2000.

 Cash Inflows and Outflows

  During the quarter ended May 31, 2000, the net increase in cash and cash equivalents was $19.7 million. Details of the Company's cash inflows and outflows are as follows:

  Operating Activities: We used $11.0 million in cash to fund operations during the quarter ended May 31, 2000. During this period, our principal operating cash requirements were to fund our net loss and for increases in accounts receivable and decreases in accounts payable and accrued expenses, offset in part, by decreases in inventories and prepaid expenses and other assets. The increase in accounts receivable represents the increase in our on-account credit sales to small business, college and university customers, as well as the increase in receivables from our Web site advertisers.

  Investing Activities: We used $4.4 million in cash from investing activities during the quarter ended May 31, 2000. This consists of proceeds from the sales and maturities of short term investments of $5.1 million and proceeds of the consolidation of the Tweeter joint venture of $5.7 million, offset by purchases of short term securities of $12.4 million and the purchases of property and equipment of $2.8 million.

  Financing Activities: We generated $35.1 million in cash from financing activities during the quarter ended May 31, 2000. Financing activities included proceeds from issuance of common stock of $35.3 million, offset by repayment of capital lease obligations in the amount of $200,000.

 Cash, Cash Equivalents and Commitments

  As of May 31, 2000, we had $33.0 million in cash and cash equivalents compared to $13.3 million at February 29, 2000. Our cash is currently invested in A1/P1 or better grade commercial paper. Of this amount, $15.0 million is invested in short term corporate bonds with a minimum AA rating.

  As of May 31, 2000, our material capital commitments consisted of $1.2 million in obligations outstanding under capital leases.

  In March 2000, the Company completed a private equity placement and issued 4,702,900 shares of its common stock to institutional investors at a price of $7.87 per share. The Company received approximately $35.3 million of proceeds, net of the underwriting discount and offering expenses.

  As of May 31, 2000, our "flooring" credit agreement with Deutsche Financial Services Corporation ("DFS") was $10.0 million. Pursuant to this agreement, DFS may, at its option, extend credit to us from time to time to purchase inventory from DFS approved vendors or for other purposes. Under this agreement, we can purchase inventory from certain vendors and elect to have these vendors invoice DFS instead of us. DFS pays this invoice and in turn bills us on a periodic basis throughout the month. If we pay this note within 30 days, we pay no interest. If the note remains outstanding after 30 days, we must pay a .25% fee and interest accrues at a variable rate based on the prime rate plus 2.5%. If the note remains outstanding after 181 days, interest begins to accrue at the prime rate plus 6.5%. To date, we have paid all notes within 30 days and have incurred no interest expense under this facility. The amount of cash instruments pledged under this agreement was $5.5 million. This pledge, in addition to all of our assets, secures this facility. For the periods ended May 31, 2000 and February 29, 2000 we had an outstanding balance of $6.8 million and $8.5 million, respectively, under this facility. These amounts are included in accounts payable.

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

Forward-Looking Statements

  This report may contain forward-looking statements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects: our expectation of continued losses and negative cash flows from operations for the near term; our expectation of significant fluctuations in future operating results; and the sufficiency of our cash and cash equivalents. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, the continued growth of online commerce, risks associated with international sales, system failure and capacity constraints and competitive pressures. For further information, refer to the more specific factors and uncertainties discussed throughout this report.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings. Not Applicable

Item 2. Changes in Securities and Use of Proceeds

  On March 10, 2000, we sold an aggregate of 4,702,900 shares of our common stock for $7.87 per share and raised aggregate gross proceeds of approximately $37 million in a private placement to 59 accredited investors. C.E. Unterberg, Towbin acted as placement agent and received a fee of 4.5% of the aggregate gross proceeds. The offer and sale of these shares was made in reliance upon the exemption from the registration provisions of the Securities Act of 1933 set forth in Rule 506 of Regulation D thereof. These shares are restricted securities. On June 13, 2000, a Registration Statement on Form S-3 that we filed relating to the resale of these shares was declared effective by the Securities and Exchange Commission.

  In connection with our initial public offering, we sold 4,000,000 shares of Common Stock, par value $.01 per share, and received net offering proceeds of approximately $65.5 million. On July 30, 1998, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (File No. 333-55819) effective. The following table sets forth our cumulative use of the net offering proceeds as of May 31, 2000:

      Building, leasehold improvements and facilities.............. $ 2,128,000
      Computers, software and office equipment.....................  11,623,000
      Investment in joint venture..................................   2,809,000
      Repayment of indebtedness....................................     836,000
      Working capital..............................................  42,450,000
      Temporary investments........................................           0
      Cash and cash equivalents....................................   5,454,000
      All other purposes, net...................................... $   200,000

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

Item 5. Other Information. Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

(A) Exhibits

Exhibit No. 11  Computation of Loss per Share
Exhibit No. 27  Financial Data Schedule

(B) Reports on Form 8-K.

  The Company filed with the Securities and Exchange Commission on March 8, 2000 a Current Report on Form 8-K for the March 7, 2000 event reporting the private placement of shares of its common stock and gross proceeds of approximately $37 million therefrom.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2000

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