Form 10-Q
period 2000-08-31
CYBERIAN OUTPOST INC
filed 2000-10-13
CIK 1041712

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

         For the quarterly period ended August 31, 2000

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                       Commission file number: 000-24659

                               ----------------

                            CYBERIAN OUTPOST, INC.
                               a/k/a OUTPOST.COM
            (Exact name of registrant as specified in its charter)

                               ----------------

                   Delaware                               06-1419111
        (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation or organization)


             23 North Main Street
         PO Box 636, Kent, Connecticut                       06757
        (Address of principal executive                    (Zip Code)
                   offices)

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

  As of October 2, 2000, the registrant had 31,646,887 shares of common stock, par value $.01 per share, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  OUTPOST.COM

                                   FORM 10-Q
                     For the Quarter Ended August 31, 2000

                                     INDEX

                                                                        Page No.
                                                                        --------
 Part I--Financial Information:
    Item 1. Consolidated Financial Statements:
            Consolidated Balance Sheets, August 31, 2000 (Unaudited)
             and February 29, 2000...................................       3
            Consolidated Statements of Operations, for the Three and
             Six Months Ended August 31, 2000 and 1999 (Unaudited)...       4
            Consolidated Statements of Cash Flows, for the Six Months
             Ended August 31, 2000 and 1999 (Unaudited)..............       5
            Notes to Consolidated Financial Statements (Unaudited)...       6
    Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................       9
 Part II--Other Information:
    Item 2. Changes in Securities and Use of Proceeds................      15
    Item 4. Submission of Matters to a Vote of Security Holders......      15
    Item 6. Exhibits and Reports on Form 8-K.........................      16
 Signature............................................................     17

                         PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                  OUTPOST.COM

                          Consolidated Balance Sheets
                                 (In thousands)

                                                        August 31,  February 29,
                                                           2000         2000
                                                        ----------- ------------
                                                        (unaudited)
                        Assets
Current Assets:
 Cash and cash equivalents.............................  $ 24,579     $ 13,293
 Short term investments................................    12,000        7,694
 Accounts receivable, net..............................    11,002        4,350
 Inventories...........................................    15,515       12,168
 Prepaid expenses and other current assets.............     1,225        1,133
                                                         --------     --------
   Total current assets................................    64,321       38,638
Property and equipment, net............................    14,078       10,545
Investment in joint venture............................        --        2,709
Other assets...........................................       861          951
                                                         --------     --------
   Total assets........................................  $ 79,260     $ 52,843
                                                         ========     ========
         Liabilities and Stockholders' Equity
 Current Liabilities:
 Current portion of capital lease obligations..........  $    655     $    666
 Accounts payable......................................    25,730       24,381
 Accrued expenses......................................     3,676        2,558
                                                         --------     --------
   Total current liabilities...........................    30,061       27,605
Capital lease obligations, excluding current portion...       422          718
                                                         --------     --------
   Total liabilities...................................    30,483       28,323
Minority interest......................................     2,965           --
Stockholders' equity:
 Common stock..........................................       285          237
 Additional paid-in capital............................   129,197       93,921
 Accumulated deficit...................................   (83,670)     (69,638)
                                                         --------     --------
   Total stockholders' equity..........................    45,812       24,520
                                                         --------     --------
   Total liabilities and stockholders' equity..........  $ 79,260     $ 52,843
                                                         ========     ========

          See accompanying notes to consolidated financial statements.

                                  OUTPOST.COM

                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                            Three Months Ended         Six Months Ended
                                                August 31,                August 31,
                                           --------------------       ------------------
                                            2000        1999           2000      1999
                                           -------     -------        --------  --------
Net sales................................. $72,294     $36,689        $137,085  $ 69,369
Cost of sales.............................  62,081      32,469         118,376    61,736
                                           -------     -------        --------  --------
 Gross profit.............................  10,213       4,220          18,709     7,633

Operating expenses:
 Sales and marketing......................  11,113       8,082          21,827    17,514
 General and administrative...............   3,125       2,368           5,893     3,880
 Technology and development...............   3,027       2,768           5,943     4,763
                                           -------     -------        --------  --------
   Total operating expenses...............  17,265      13,218          33,663    26,157
                                           -------     -------        --------  --------
 Operating loss...........................  (7,052)     (8,998)        (14,954)  (18,524)
Other income, net.........................     541         605           1,178     1,277
                                           -------     -------        --------  --------
 Net loss before minority interest........  (6,511)     (8,393)        (13,776)  (17,247)
Minority interest.........................    (156)         --            (256)       --
                                           -------     -------        --------  --------
 Net loss................................. $(6,667)    $(8,393)       $(14,032) $(17,247)
                                           =======     =======        ========  ========
Basic and diluted net loss per share...... $ (0.23)    $ (0.36)       $  (0.50) $  (0.75)
                                           =======     =======        ========  ========
Weighted average shares outstanding.......  28,482      23,252          28,248    23,138
                                           =======     =======        ========  ========

          See accompanying notes to consolidated financial statements.

                                  OUTPOST.COM

                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                            Six Months Ended
                                                               August 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Cash flows from operating activities:
 Net loss.................................................. $(14,032) $(17,247)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization............................    3,094     1,595
  Amortization of deferred compensation....................       33        51
  Minority interest income.................................      256        --
  Loss on sales and maturities of short term investments...       (8)       93
  (Increase) decrease in operating assets:
    Accounts receivable....................................   (6,652)       45
    Inventories............................................   (2,101)   (1,256)
    Prepaid expenses and other assets......................       (2)     (428)
  (Decrease) increase in operating liabilities:
    Accounts payable.......................................      (49)    3,147
    Accrued expenses.......................................      982       794
                                                            --------  --------
    Net cash used in operating activities..................  (18,479)  (13,206)
                                                            --------  --------
Cash flows from investing activities:
 Purchases of property and equipment.......................   (6,584)   (3,214)
 Purchases of short term investments.......................  (19,897)   (7,673)
 Proceeds from sales and maturities of short term
  investments..............................................   15,600    12,056
 Cash acquired from consolidating joint venture............    5,706        --
                                                            --------  --------
    Net cash (used in) provided by investing activities....   (5,175)    1,169
                                                            --------  --------
Cash flows from financing activities:
 Repayment of capital lease obligations....................     (350)     (267)
 Proceeds from issuance of common stock....................   35,290     1,142
                                                            --------  --------
    Net cash provided by financing activities..............   34,940       875
                                                            --------  --------
    Net increase (decrease) in cash and cash equivalents...   11,286   (11,162)
                                                            --------  --------
    Cash and cash equivalents at the beginning of period...   13,293    26,828
    Cash and cash equivalents at the end of period......... $ 24,579  $ 15,666
                                                            ========  ========
Supplemental disclosure of cash paid for interest:
 Interest.................................................. $    171  $     61
                                                            ========  ========

Supplemental disclosure of non-cash transactions:

  During the six month periods ended August 31, 2000 and 1999, we acquired office equipment by incurring capital lease obligations of approximately $44,000 and $390,000, respectively.

          See accompanying notes to consolidated financial statements.

                                  OUTPOST.COM

                  Notes to Consolidated Financial Statements
                                  (Unaudited)
                                August 31, 2000

Note 1--Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ending February 28, 2001.

Note 2--Description of the Business and Significant Accounting Policies

 Description of Business

  Cyberian Outpost, Inc. ("Outpost.com", or the "Company") was incorporated in the state of Connecticut on March 6, 1995 and reincorporated in the state of Delaware on July 8, 1998. Outpost.com is a leading global Internet retailer featuring over 200,000 consumer technology and related products for the home and office. As of August 31, 2000, the Company has one subsidiary, Tweeter@Outpost.com, LLC, whose results are consolidated in the accompanying financial statements for the three and six month periods ended August 31, 2000. Refer to Footnote 6--Subsequent Events which discusses the Company's subsequent acquisition of CMP Express.com, Inc.

 Revenue Recognition

  Net sales are primarily comprised of product sales net of returns and allowances. Net sales also include advertising revenue derived from vendors that pay for promotional placements on the Company's Web site and site management fees derived from hosting and managing our partners' Web sites. Product sales are comprised of computers and accessories, software, consumer electronics, cameras, and other high end consumer products. Product sales are recognized as revenue when the products are shipped to customers. The Company records a reserve for estimated sales returns at the time of shipment based on historical return rates. The majority of net sales are merchandise to customers using credit cards. The remainder is to customers that are invoiced directly under credit terms, amounts received from vendors for advertising and partners for site management fees.

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

                                  OUTPOST.COM

                                  (Unaudited)

                                August 31, 2000

beginning after July 1, 2000. The Company does not believe that the adoption of this statement will have a material effect on its financial position or results of operations.

  In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). In June 2000, the SEC amended this bulletin as SAB 101B which extends the time required to adopt this bulletin. The Company is required to adopt SAB 101B no later than its quarter ended February 28, 2001. The Company does not believe that the adoption of this bulletin will have a material effect on its financial position or results of operations.

  In March 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The consensus is effective for Web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company does not believe that the adoption of this consensus will have a material impact on its financial position or results of operations.

  In July 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company is required to adopt EITF issue number00-10 no later than its quarter ended February 28, 2001. As the Company does not charge a shipping fee on the majority of its orders, it does not believe that the adoption of this issue will have a material effect on its financial position or results of operations.

Note 3--Stockholders' Equity

  In March 2000, the Company completed a private equity placement and issued 4,702,900 shares of its common stock to accredited investors at a price of $7.87 per share. The Company received approximately $35.3 million of proceeds, net of the underwriting discount and offering expenses.

Note 4--Comprehensive Loss

                                                    Three Months         Six Months
                                                  Ended August 31,    Ended August 31,
                                                  ------------------  ------------------
                                                    2000      1999      2000      1999
                                                  --------  --------  --------  --------
                                                   (In thousands)      (In thousands)
   The components of comprehensive loss, net of
    tax, are as follows:
     Net loss.................................... $ (6,667) $ (8,393) $(14,032) $(17,247)
    Other comprehensive loss, net of tax:
     Change in unrealized holding loss in
      available for sale securities..............       (1)      (84)       --      (140)
                                                  --------  --------  --------  --------
    Comprehensive loss........................... $ (6,668) $ (8,477) $(14,032) $(17,387)
                                                  ========  ========  ========  ========

                                  OUTPOST.COM

                                  (Unaudited)

                                August 31, 2000

Note 5--Related Party Transactions

  On October 1, 1999, the Company formed a joint venture, Tweeter@Outpost.com, LLC with Tweeter Home Entertainment Group, Inc. ("Tweeter"). Tweeter@Outpost.com, LLC operates a fully authorized Internet consumer electronics retail destination. The Company and Tweeter each contributed $2.5 million in cash. At February 29, 2000, both partners held 50% of the voting stock of the joint venture and the Company had an ownership interest in the joint venture of approximately 50%.

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

Note 6--Subsequent Events

  On September 8, 2000, the Company completed the acquisition of CMPExpress.com, Inc. ("CMPExpress"), a private Internet retailer of technology products to medium and large businesses. The Company intends to operate the business of CMPExpress under the name "OutpostPro." As a result of the acquisition, Outpost issued 3,090,000 shares of its common stock, valued at approximately $11.8 million based on the average closing price of Outpost's common stock over the 20 trading days prior to September 8, 2000. The Company also issued 47,000 shares of its common stock to the finder who facilitated this transaction. The acquisition will be accounted for under the purchase method of accounting for business combinations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion of our business, results of operations, and liquidity and capital resources should be read in conjunction with our Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q.

Overview

  Outpost.com is a leading global Internet retailer featuring over 200,000 consumer technology and related products for the home and office. With over 850,000 customers world wide, we offer an online "superstore" at www.Outpost.com that provides one-stop shopping for domestic and international customers, 24 hours a day, seven days a week. Our customers consist of consumers, small office and home office ("SOHO") customers, and medium to large size businesses. Our superstore features computers and accessories, software, consumer electronics, cameras, and other high end consumer products. We also provide eBusiness Services for partners which include Web site design and hosting, customer service and fulfillment.

  Although we have grown rapidly since our inception in 1995, we continue to incur significant net losses. We believe that in order to continue our growth and expansion, operating expenses will increase as a result of the financial commitments required to further develop our marketing channels and enhance our Web site's features and functionality. To the extent that our marketing efforts do not result in significantly higher net sales, we will be materially adversely affected. There can be no assurance that sufficient revenues will be generated from the sale of our products to enable us to reach or maintain profitability on a quarterly or annual basis. Although we have experienced significant revenue growth since inception, such growth rates may not be sustainable in the future. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results, including our gross profit and operating expenses as a percentage of net sales, are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

  We believe that the key factor affecting our long-term financial success is our ability to attract and retain customers in a cost effective manner. Currently, we seek to expand our customer base and encourage repeat buying through multiple sales and marketing programs. Such programs include: (i) on-line and off-line marketing and promotional campaigns, (ii) linking programs with targeted Web sites, (iii) personalized direct marketing programs designed to generate repeat sales from existing customers, (iv) alliances with leading brick and mortar retailers and (v) brand development.

  We expect to experience significant fluctuations in our future operating results due to a variety of factors, many of which are outside our control. Factors that may affect our operating results include the frequency of new product releases, success of business alliances, mix of product sales and seasonality of sales typically experienced by retailers. Sales of technology, electronic and high end consumer products are significantly affected by new product releases. Infrequent or delayed new product releases, when they occur, could negatively impact the overall growth in our sales. Gross profit margins for technology, consumer electronic and high end consumer products vary widely, with computer hardware generally having the lowest gross profit margins. While we have some ability to affect our product mix through effective upselling and cross-selling of high-margin products, our sales mix will vary from period to period and our gross margins will fluctuate accordingly.

Results of Operations: Three and Six Months Ended August 31, 2000 and 1999

  The following table sets forth certain items from our statement of operations data as a percentage of net sales for the periods indicated:

                                                          Three Months      Six Months
                                                              Ended            Ended
                                                           August 31,       August 31,
                                                          ---------------   -------------
                                                           2000     1999    2000    1999
                                                          ------   ------   -----   -----
Net sales................................................  100.0%   100.0%  100.0%  100.0%
Cost of sales............................................   85.9     88.5    86.4    89.0
                                                          ------   ------   -----   -----
 Gross profit............................................   14.1     11.5    13.6    11.0

Operating expenses:
 Sales and marketing.....................................   15.4     22.0    15.9    25.2
 General and administrative..............................    4.3      6.5     4.3     5.6
 Technology and development..............................    4.2      7.5     4.3     6.9
                                                          ------   ------   -----   -----
   Total operating expenses..............................   23.9     36.0    24.5    37.7
                                                          ------   ------   -----   -----
 Operating loss..........................................   (9.8)   (24.5)  (10.9)  (26.7)
Other income, net........................................    0.8      1.6     0.9     1.8
                                                          ------   ------   -----   -----
 Net loss before minority interest.......................   (9.0)   (22.9)  (10.0)  (24.9)
Minority interest........................................   (0.2)      --    (0.2)     --
                                                          ------   ------   -----   -----
 Net loss................................................   (9.2)%  (22.9)% (10.2)% (24.9)%
                                                          ======   ======   =====   =====

 Net Sales

  Net sales are comprised of product sales net of returns and allowances. Net sales also include advertising revenue derived from vendors that pay for promotional placements on our Web site and site management fees for hosting and managing our partners Web sites. Product sales are comprised of computers and accessories, software, consumer electronics, cameras, and other high end consumer products. Product sales are recognized as revenue when the products are shipped to customers. We record a reserve for estimated sales returns at the time of shipment based on historical return rates. The majority of our net sales are merchandise to customers using credit cards. The remainder is to customers that are invoiced directly under credit terms, amounts received from vendors for advertising and partners for site management fees.

  Net sales increased by $35.6 million to $72.3 million in the quarter ended August 31, 2000 from $36.7 million in the quarter ended August 31, 1999. In addition, net sales increased by $67.7 million to $137.1 million in the six months ended August 31, 2000 from $69.4 in the six months ended August 31, 1999. In both of these periods, these increases were primarily a result of increases in our new customer sales, repeat purchases from existing customers and the introduction of new product lines. Revenues from advertising and other sources in the three and six month periods ended August 31, 2000 and 1999 were not considered significant. As of August 31, 2000 we had approximately 850,000 customer accounts. International sales represented approximately 4% of net sales in the quarter ended August 31, 2000 compared to approximately 9% in the quarter ended August 31, 1999. In addition, international sales represented approximately 5% of net sales in the six months ended August 31, 2000 compared to approximately 12% in the six months ended August 31, 1999. We believe the decrease in international sales was primarily the result of focusing the majority of our marketing and promotional emphasis on the domestic market.

 Cost of Sales and Gross Profit

  Cost of sales consists of the cost of the merchandise we sell. Cost of sales increased $29.6 million to $62.1 million in the quarter ended August 31, 2000 from $32.5 million in the quarter ended August 31, 1999. This increase was primarily the result of an increase in product sales volume. Our gross profit increased by

$6.0 million to $10.2 million in the quarter ended August 31, 2000 from $4.2 million in the quarter ended August 31, 1999. This increase was a result of our growth in revenues from product sales, advertising sales and eBusiness Services and improved margins on those revenues. As a percentage of net sales, cost of sales decreased to 85.9% from 88.5% and our gross profit increased to 14.1% from 11.5% in the quarters ended August 31, 2000 and August 31, 1999, respectively. The decrease in the cost of sales percentage and the increase in gross profit is attributable to the following; higher margins from existing product lines, introduction of new and higher margin product lines and fees from eBusiness Services.

  Cost of sales increased by $56.7 million to $118.4 million in the six month period ended August 31, 2000 from $61.7 in the six month period ended August 31, 1999. This increase was primarily the result of an increase in product sales volume. Our gross profit increased by $11.1 million to $18.7 million in the six month period ended August 31, 2000 from $7.6 million in the six month period ended August 31, 1999. This increase was a result of our growth in revenues from product sales, advertising sales and eBusiness services and improved margins on those revenues. As a percentage of net sales, cost of sales decreased to 86.4% from 89.0% and our gross profit increased to 13.6% from 11.0% in the six months ended August 31, 2000 and August 31, 1999, respectively. The decrease in the cost of sales percentage and the increase in gross profit is attributable to the following; higher margins in existing product lines, introduction of higher margin product lines and fees from eBusiness Services.

 Operating Expenses

  Operating expenses consist of sales and marketing expenses, general and administrative expenses and technology and development expenses. These are further described as follows:

  Sales and Marketing. Sales and marketing expense consists primarily of three components;

  Direct Selling Expenses. These expenses consist primarily of shipping expense net of shipping revenue under our TruePrice marketing program, contract warehouse fulfillment expense and bank and credit card fees.

  Advertising and Promotional Costs. This consists of both on-line and off-line advertising. This also consists of expenses related to building our brand, increasing customer awareness and driving traffic to our Web site. The types of expenses incurred include fees paid to affiliates to refer customers to our Web site, costs to design and send personalized direct marketing e-mail campaigns as well as the maintenance of e-mail customer lists.

  Sales, Marketing and Customer Service Personnel Costs. This includes the salaries and benefits paid to personnel and the incidental expenses incurred during the course of their business. We do not allocate any material amount of common expenses to Sales and Marketing.

  Sales and marketing expenses increased by $3.0 million to $11.1 million in the quarter ended August 31, 2000 from $8.1 million in the quarter ended August 31, 1999. As a percentage of net sales, sales and marketing expense decreased to 15.4% in the quarter ended August 31, 2000 from 22.0% in the quarter ended August 31, 1999. Sales and marketing expenses increased by $4.3 million to $21.8 million in the six month period ended August 31, 2000 from $17.5 million in the six month period ended August 31, 1999. As a percentage of net sales, sales and marketing expense decreased to 15.9% in the six months ended August 31, 2000 from 25.2% in the six months ended August 31, 1999. The increases in absolute dollars in both periods were primarily the result of an increase in the variable direct selling expenses described above. As part of our TruePrice marketing program we provide free overnight shipping on most purchases. Therefore, this expense will increase with additional sales volume. The percentage decreases in both periods resulted from our ability to leverage sales and marketing expenses such that net sales increased at a higher rate than those expenses.

  General and Administrative. General and administrative expense includes administrative, finance, purchasing, and business development personnel and related costs, depreciation of furniture, office equipment and leasehold improvements, general office expenses, as well as professional fees. General and administrative expense increased by $0.7 million to $3.1 million in the quarter ended August 31, 2000 from $2.4 million in the quarter ended August 31, 1999. As a percentage of net sales, general and administrative expense decreased to 4.3% in the quarter ended August 31, 2000 from 6.5% in the quarter ended August 31, 1999. General and administrative expense increased by $2.0 million to $5.9 million in the six month period ended August 31, 2000 from $3.9 million in the six month period ended August 31, 1999. As a percentage of net sales, general and administrative expense decreased to 4.3% in the six months ended August 31, 2000 from 5.6% in the six months ended August 31, 1999. The dollar increases in general and administrative expense in both periods were due to the increases in both executive and administrative personnel, office expenses associated with such personnel, depreciation, and professional and consulting fees. The percentage decreases in both periods were due to our ability to increase revenue without a commensurate increase in corporate expenses.

  Technology and Development. Technology and development expense includes depreciation of hardware and software, systems personnel and related costs, software support, communications expenditures, technology development costs and web site hosting. Technology and development expense increased by $0.2 million to $3.0 million in the quarter ended August 31, 2000 from $2.8 million in the quarter ended August 31, 1999. As a percentage of net sales, technology and development expense decreased to 4.2% in the quarter ended August 31, 2000 from 7.5% in the quarter ended August 31, 1999. Technology and development expense increased by $1.1 million to $5.9 million in the six month period ended August 31, 2000 from $4.8 million in the six month period ended August 31, 1999. As a percentage of net sales, technology and development expense decreased to 4.3% in the six months ended August 31, 2000 from 6.9% in the six months ended August 31, 1999. We continue to add additional hardware, systems and software as we expand our business. As such, the dollar increases in technology and development expense is attributable to increased depreciation, maintenance costs and systems costs on our hardware and software. The percentage decreases in both periods resulted from our ability to leverage technology and development expenses such that net sales increased at a higher rate than those expenses.

 Other Income, Net

  Other income, net consists of interest income we earned on short-term investments and overnight investments of our cash balances in money market accounts, offset by interest expense primarily attributable to lease financing agreements. Other income, net decreased by $64,000 to $541,000 in the quarter ended August 31, 2000 from $605,000 in the quarter ended August 31, 1999. Other income, net decreased by $99,000 to $1.2 million in the six month period ended August 31, 2000 from $1.3 million in the six month period ended August 31, 1999. These changes were primarily a result of lower interest income on lower short-term investment balances during the three and six month periods, respectively.

 Minority Interest

  Minority interest consists of our partner's share (Tweeter Home Entertainment Group, Inc.) of the net income of Tweeter@Outpost.com, LLC. We began consolidating these results as of March 1, 2000. The minority interest equaled $156,000 and $256,000 in the three and six month periods ended August 31, 2000, respectively, which is a result of profitable operations by the joint venture.

 Net Loss

  As a result of the foregoing factors, we incurred a net loss of $6.7 million and $14.0 million in the three and six month periods ended August 31, 2000, respectively, compared to a net loss of $8.4 million and $17.2 million in the three and six month periods ended August 31, 1999, respectively.

Liquidity and Capital Resources

  At August 31, 2000, our total cash and short term investment balance was $36.6 million compared to $21.0 million at February 29, 2000. The August 31, 2000 balance was comprised of $24.6 million in cash and cash equivalents and $12.0 million of short term investments.

 Cash Inflows and Outflows

  During the six months ended August 31, 2000, the net increase in cash and cash equivalents was $11.3 million. Details of the cash inflows and outflows are as follows:

  Operating Activities: We used $18.5 million in cash to fund operations during the six months ended August 31, 2000. During this period, our principal operating cash requirements were to fund our net loss of $14.0 million, increases in accounts receivable of $6.7 million, increases in inventories of $2.1 million offset primarily by a net increase in accounts payable and accrued expenses of $1.0. The increase in accounts receivable represents an increase in credit card sales outstanding as these funds are not immediately received from the credit card processors, an increase in our on-account credit sales to small business, college and university customers, as well as the increase in receivables from our Web site advertisers and business partners.

  Investing Activities: We used $5.2 million in cash from investing activities during the six months ended August 31, 2000. This consists of proceeds from the sales and maturities of short term investments of $15.6 million and proceeds of the consolidation of the Tweeter joint venture of $5.7 million, offset by purchases of short term securities of $19.9 million and purchases of property and equipment of $6.6 million.

  Financing Activities: We generated $34.9 million in cash from financing activities during the six months ended August 31, 2000. Financing activities included proceeds from issuance of common stock of $35.3 million, offset in part by repayment of capital lease obligations in the amount of $350,000.

 Cash, Cash Equivalents and Commitments

  As of August 31, 2000, we had $24.6 million in cash and cash equivalents compared to $13.3 million at February 29, 2000. Our cash is currently invested in A1/P1 or better grade commercial paper.

  As of August 31, 2000, our material capital commitments consisted of $1.1 million in obligations outstanding under capital leases.

  In March 2000, we completed a private equity placement and issued 4,702,900 shares of its common stock to institutional investors at a price of $7.87 per share. Proceeds received were approximately $35.3 million, net of the underwriting discount and offering expenses.

  As of August 31, 2000, our "flooring" credit agreement with Deutsche Financial Services Corporation ("DFS") was $10.0 million. Pursuant to this agreement, DFS may, at its option, extend credit to us from time to time to purchase inventory from DFS approved vendors or for other purposes. Under this agreement, we can purchase inventory from certain vendors and elect to have these vendors invoice DFS instead of us. DFS pays this invoice and in turn bills us on a periodic basis throughout the month. If we pay this note within 30 days, we pay no interest. If the note remains outstanding after 30 days, we must pay a .25% fee and interest accrues at a variable rate based on the prime rate plus 2.5%. If the note remains outstanding after 181 days, interest begins to accrue at the prime rate plus 6.5%. The amount of cash instruments pledged under this agreement was $5.5 million. This pledge, in addition to all of our assets, except those obtained through the purchase of Apple products as mentioned below, secures this facility. For the periods ended August 31, 2000 and February 29, 2000 we had an outstanding balance of $9.6 million and $8.5 million, respectively, under this facility. These amounts are included in accounts payable.

  On August 9, 2000, we entered in to a Collateral Subordination Agreement with Apple Computer, Inc. ("Apple") and DFS. This was done for the purpose of securing a direct credit facility with Apple. Under the terms of the Collateral Subordination Agreement, Apple was given a security interest in certain assets. In conjunction with this Collateral Subordination Agreement, the Company also signed a Security Agreement and a UCC-1 financing statement which was filed on August 29, 2000.

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

Forward-Looking Statements

  This report may contain forward-looking statements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects: our belief that operating expenses will increase; our expectation of continued losses and negative cash flows from operations for the near term; our expectation of significant fluctuations in future operating results and gross margins; and the sufficiency of our cash and cash equivalents. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, the continued growth of online commerce, risks associated with international sales, system failure and capacity constraints and competitive pressures. For further information, refer to the more specific factors and uncertainties discussed throughout this report.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings. Not Applicable

Item 2. Changes in Securities and Use of Proceeds

  In connection with our initial public offering, we sold 4,000,000 shares of Common Stock, par value $.01 per share, and received net offering proceeds of approximately $65.5 million. On July 30, 1998, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (File No. 333-55819) effective. The following table sets forth our cumulative use of the net offering proceeds as of August 31, 2000:

   Building, leasehold improvements and facilities................. $ 2,234,000
   Computers, software and office equipment........................  11,623,000
   Investment in joint venture.....................................   2,965,000
   Repayment of indebtedness.......................................   1,007,000
   Working capital.................................................  47,471,000
   Temporary investments...........................................           0
   Cash and cash equivalents.......................................           0
   All other purposes, net.........................................     200,000

  The foregoing use of net proceeds does not represent a material change in the use of net proceeds described in the Registration Statement.

Item 3. Defaults Upon Senior Securities. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

  Outpost.com held its Annual Meeting of stockholders on July 26, 2000, and the following matters were voted on at that meeting:

  1. The election of Leo J. Hindery, Jr., Donald Riegle, Jr., and Katherine
     N. Vick, as Directors, each to serve on our Board of Directors until the 2003 Annual Meeting of Stockholders and until their respective successors have been elected and qualified. The following chart shows the number of votes cast for or against each director, as well as the number of abstentions and broker nonvotes:

                                                                         Broker
                   Director                   For      Against  Abstain Nonvotes
                   --------                   ---      -------  ------- --------
     Mr. Hindery.......................... 19,321,645     5,485 265,965   N/A
     Mr. Riegle........................... 19,279,030    48,100 308,580   N/A
     Ms. Vick............................. 19,050,029   277,101 537,581   N/A

     Darryl Peck and Michael Murray continue to serve as Directors for terms that expire in 2001 and Robert A. Bowman, William H. Lane III and James
     E. Preston continue to serve as Directors for terms that expire in 2002.

  2. The proposal to increase by 900,000 shares the aggregate number of shares for which stock options and stock awards may be granted under the Company's 1998 Employee, Director and Consultant Stock Plan. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker nonvotes:

                                                                         Broker
                                              For      Against  Abstain Nonvotes
                                              ---      -------  ------- --------
                                           18,143,323 1,383,213  61,074   N/A

  3. The proposal to ratify the Board of Director's selection of KPMG LLP, certified public accountants, as independent auditors for the fiscal year ending February 28, 2001. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker nonvotes:

                                                                       Broker
                                              For     Against Abstain Nonvotes
                                              ---     ------- ------- --------
                                           19,430,038 133,646 23,926    N/A

Item 5. Other Information. Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

(A) Exhibits

   Exhibit No. 11................................. Computation of Loss per Share
   Exhibit No. 27................................. Financial Data Schedule

(B) Reports on Form 8-K. None

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 13, 2000                    Cyberian Outpost, Inc.

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