Form 10-Q
period 2000-11-30
CYBERIAN OUTPOST INC
filed 2001-01-12
CIK 1041712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended November 30, 2000

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

                                (860) 927-2300
              Registrant's telephone number, including area code



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    As of January 4, 2001, the registrant had 31,665,191 shares of common stock, par value $.01 per share, outstanding.

                                  OUTPOST.COM
                                   FORM 10-Q
                    For the Quarter Ended November 30, 2000

                                     INDEX

                                                                                                            Page No.
                                                                                                            --------
Part I--Financial Information:

  Item 1.         Consolidated Financial Statements:

                  Consolidated Balance Sheets, November 30, 2000 (Unaudited) and February 29, 2000........       3

                  Consolidated Statements of Operations, for the Three and Nine Months Ended
                  November 30, 2000 and 1999 (Unaudited)..................................................       4

                  Consolidated Statements of Cash Flows, for the Nine Months Ended
                  November 30, 2000 and 1999 (Unaudited)..................................................       5

                  Notes to Consolidated Financial Statements (Unaudited)..................................       6

  Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                  Operations..............................................................................      10

Part II--Other Information:

  Item 6.         Exhibits and Reports on Form 8-K........................................................      17

Signature.................................................................................................      18

Exhibit Index.............................................................................................      19

                        PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                                  OUTPOST.COM

                          Consolidated Balance Sheets
                                (In thousands)

                                                                                      November 30,    February 29,
                                                                                         2000             2000
                                                                                         ----             ----
                                                                                      (unaudited)

                                           Assets
Current Assets:
  Cash and cash equivalents......................................................       $ 24,468       $ 13,293
  Short term investments.........................................................             --          7,694
  Accounts receivable, net.......................................................         15,747          4,350
  Inventories....................................................................         29,229         12,168
  Prepaid expenses and other current assets......................................            910          1,133
                                                                                        --------       --------
     Total current assets........................................................         70,354         38,638
Property and equipment, net......................................................         18,193         10,545
Investment in joint venture......................................................             --          2,709
Goodwill, net....................................................................         15,525             --
Other assets.....................................................................            894            951
                                                                                        --------       --------
     Total assets................................................................       $104,966       $ 52,843
                                                                                        ========       ========

                      Liabilities and Stockholders' Equity
Current Liabilities:
  Current portion of capital lease obligations...................................       $    689       $    666
  Line of credit.................................................................            424             --
  Accounts payable...............................................................         41,715         24,381
  Accrued expenses and other current liabilities.................................          6,815          2,558
                                                                                        --------       --------
     Total current liabilities...................................................         49,643         27,605
Capital lease obligations, excluding current portions, and other long term debt..            388            718
                                                                                        --------       --------
     Total liabilities...........................................................         50,031         28,323
Minority interest................................................................          3,189             --
Stockholders' equity:
  Common stock...................................................................            317            237
  Additional paid-in capital.....................................................        141,190         93,921
  Accumulated deficit............................................................        (89,761)       (69,638)
                                                                                        --------       --------
     Total stockholders' equity..................................................         51,746         24,520
                                                                                        --------       --------
     Total liabilities and stockholders' equity..................................       $104,966       $ 52,843
                                                                                        ========       ========

          See accompanying notes to consolidated financial statements.

                                  OUTPOST.COM

                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                              Three Months Ended            Nine Months Ended
                                                                                 November 30,                  November 30,
                                                                                 ------------                  ------------
                                                                               2000           1999           2000           1999
                                                                            -------        -------       --------       --------
Net sales...........................................................        $95,715        $43,167       $232,800       $112,536
Cost of sales.......................................................         81,339         38,083        199,715         99,819
                                                                            -------        -------       --------       --------
  Gross profit......................................................         14,376          5,084         33,085         12,717
Operating expenses:
  Sales and marketing...............................................         14,222          9,556         36,049         27,071
  General and administrative........................................          3,486          1,736          9,379          5,616
  Technology and development........................................          2,485          2,611          8,428          7,375
  Amortization of goodwill..........................................            496             --            496             --
                                                                            -------        -------       --------       --------
     Total operating expenses.......................................         20,689         13,903         54,352         40,062
                                                                            -------        -------       --------       --------
  Operating loss....................................................         (6,313)        (8,819)       (21,267)       (27,345)
Other income, net...................................................            446            276          1,624          1,556
                                                                            -------        -------       --------       --------
  Net loss before minority interest.................................         (5,867)        (8,543)       (19,643)       (25,789)
Minority interest...................................................           (224)            --           (480)            --
                                                                            -------        -------       --------       --------
  Net loss..........................................................        $(6,091)       $(8,543)      $(20,123)      $(25,789)
                                                                            =======        =======       ========       ========
Basic and diluted net loss per share................................         $(0.19)        $(0.36)        $(0.69)        $(1.11)
                                                                            =======        =======       ========       ========
Weighted average shares outstanding.................................         31,407         23,559         29,293         23,277
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

                                  OUTPOST.COM

                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                       Nine Months Ended
                                                                                           November 30,
                                                                                           ------------
                                                                                       2000           1999
                                                                                     --------       --------
Cash flows from operating activities:
 Net loss......................................................................      $(20,123)      $(25,789)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization................................................         3,881          2,730
  Amortization of deferred compensation........................................            36             51
  Minority interest income.....................................................           480            (15)
  Amortization of goodwill.....................................................           496             --
  Loss on sales and maturities of short term investments.......................            (9)           221
  Decrease (increase) in operating assets:
   Accounts receivable.........................................................        (6,411)           (56)
   Inventories.................................................................       (15,815)        (8,281)
   Prepaid expenses and other assets...........................................           464         (1,801)
  Increase in operating liabilities:
   Accounts payable............................................................        10,407          9,497
   Accrued expenses............................................................         1,733          1,637
                                                                                     --------       --------
    Net cash used in operating activities......................................       (24,861)       (21,806)
                                                                                     --------       --------

Cash flows from investing activities:
 Purchases of property and equipment...........................................       (11,020)        (4,877)
 Purchases of short term investments...........................................       (20,997)       (10,781)
 Proceeds from sales and maturities of short term investments..................        28,700         24,365
 Investment in joint venture...................................................            --         (2,500)
 Cash acquired from consolidating joint venture................................         5,706             --
                                                                                     --------       --------
    Net cash provided by investing activities..................................         2,389          6,207
                                                                                     --------       --------

Cash flows from financing activities:
 Repayment of capital lease obligations and other long term debt...............          (482)          (444)
 Repayment of line of credit...................................................        (1,183)            --
 Proceeds from issuance of common stock........................................        35,312          1,337
                                                                                     --------       --------
    Net cash provided by financing activities..................................        33,647            893
                                                                                     --------       --------

    Net increase (decrease) in cash and cash equivalents.......................        11,175        (14,706)
                                                                                     --------       --------
    Cash and cash equivalents at the beginning of period.......................        13,293         26,828
    Cash and cash equivalents at the end of period.............................      $ 24,468       $ 12,122
                                                                                     ========       ========

 Supplemental disclosure of cash paid for interest:............................      $    318       $     98
                                                                                     ========       ========
 Fair value of common stock issued in connection with the acquisition of a
  business.....................................................................      $ 12,000       $     --
                                                                                     ========       ========

         See accompanying notes to consolidated financial statements.

Supplemental disclosure of non-cash transactions:

  During the nine-month periods ended November 30, 2000 and 1999, the Company acquired office equipment by incurring capital lease obligations of approximately $44,000 and $729,000, respectively.

                                  OUTPOST.COM

                     Notes to Consolidated Financial Statements
                                  (Unaudited)
                               November 30, 2000

Note 1 - Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ending February 28, 2001.

Note 2 - Description of the Business and Significant Accounting Policies

Description of Business

  Cyberian Outpost, Inc. ("Outpost.com", or the "Company") was incorporated in the state of Connecticut on March 6, 1995 and reincorporated in the state of Delaware on July 8, 1998. Outpost.com is a leading global Internet retailer featuring over 200,000 consumer technology and related products for the home and office. As of November 30, 2000, the Company had two subsidiaries, Tweeter@Outpost.com, LLC, and OutpostPro.com, Inc. These results are consolidated in the accompanying financial statements for the three and nine month periods ended November 30, 2000.

Revenue Recognition

  Net sales are primarily comprised of product sales net of returns and allowances. Net sales also include advertising revenue derived from vendors that pay for promotional placements on the Company's Web site and site management fees derived from hosting and managing partners' Web sites. Product sales are comprised of computers and accessories, software, consumer electronics, cameras, and other high end consumer and business products. Product sales are recognized as revenue when the products are shipped to customers. The Company records a reserve for estimated sales returns at the time of shipment based on historical return rates. The majority of net sales are merchandise to customers using credit cards. The remainder of net sales consists of product sales to customers that are invoiced directly under credit terms, vendor advertising and partner site management fees.

Reclassifications

  Certain prior year balances have been reclassified to conform with the current year's presentation.

Amortization of Goodwill

  Goodwill is stated net of total accumulated amortization of $496,000 at November 30, 2000. Goodwill is being amortized over a seven-year period. The Company is finalizing the allocation of the purchase price to the net tangibles and intangibles acquired. The result of this final appraisal may result in an adjustment to goodwill.

                                  OUTPOST.COM

                                  (Unaudited)
                               November 30, 2000


New Accounting Pronouncements

  Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires all companies to recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after July 1, 2000. The Company does not believe that the adoption of this statement will have a material effect on its financial position or results of operations.

  In December 1999 the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). In June 2000, the SEC amended this bulletin as SAB 101B which extends the time required to adopt this bulletin. The Company is required to adopt SAB 101B no later than its quarter ended February 28, 2001. The Company does not believe that the adoption of this bulletin will have a material effect on its financial position or results of operations.

  In March 2000 the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The consensus is effective for Web site development costs incurred for fiscal quarters beginning after June 30, 2000. The adoption of this consensus did not have a material impact on the Company's financial position or its results of operations.

  In September 2000 the EITF reached a consensus on EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company historically has classified shipping charges to customers as a reduction of direct sales and marketing costs. The Company is required to adopt EITF Issue No. 00-10 no later than its quarter ended February 28, 2001. As the Company does not charge a shipping fee on the majority of its orders, it does not believe that the adoption of this issue will have a material effect on its financial position or results of operations. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. It also determined that if shipping costs or handling costs are significant and are not included in cost of sales (that is, if those costs are accounted for together or separately on other income statement line items), a company should disclose both the amount(s) of such costs and the line item(s) on the income statement that include them. The Company historically has classified shipping and handling costs as direct sales and marketing costs. Beginning with its quarter ended February 28, 2001, the Company will begin disclosing the amounts of its shipping and handling costs included in its financial statements.

  In May 2000 the EITF reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." The Company is required to adopt EITF Issue No. 00-14 no later than its quarter ended February 28, 2001 and will require that certain sales incentives be classified either as (i) a reduction of revenue (rebates offered at the point of sale) or (ii) cost of sales (offers of free product). The Company does not believe that the adoption of this consensus will have a material impact on its results of operations.

  In July 2000 the EITF reached a consensus on EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." This consensus provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. The adoption of the provisions of this consensus did not change the Company's existing accounting policies.

                                  OUTPOST.COM

                                 (Unaudited)
                               November 30, 2000


Note 3 - Stockholders' Equity

  In March 2000, the Company completed a private equity placement and issued 4,702,900 shares of its common stock to accredited investors at a price of $7.87 per share. The Company received approximately $35.3 million of proceeds, net of the underwriting discount and offering expenses.

  In September 2000 the Company issued approximately 3,137,000 shares of its common stock in connection with the acquisition of CMPExpress.com, Inc. (see
Note 6).

Note 4 - Comprehensive Loss

                                                                         Three Months                Nine Months
                                                                      Ended November 30,          Ended November 30,
                                                                      ---------------------      ----------------------
                                                                       2000          1999          2000          1999
                                                                      -------       -------      --------      --------
                                                                          (In thousands)             (In thousands)
 The components of comprehensive loss, net of tax, are as
     follows:
 Net loss.......................................................      $(6,091)      $(8,543)     $(20,123)     $(25,789)
 Other comprehensive loss, net of tax:
    Change in unrealized holding loss in available for
            sale securities.....................................           --           203            --            63
                                                                      -------       -------      --------      --------
 Comprehensive loss.............................................      $(6,091)      $(8,340)     $(20,123)     $(25,726)
                                                                      =======       =======      ========      ========

Note 5 - Related Party Transactions

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

  As of March 1, 2000, the joint venture agreement between the Company and Tweeter was amended. The effect of this amendment was to change certain provisions of the Company's interest in the joint venture. As a result, effective March 1, 2000, the Company began consolidating the financial statements of Tweeter@Outpost.com, LLC with those of Outpost.com as a controlled subsidiary. All significant intercompany transactions have been eliminated.

                                  OUTPOST.COM

                                  (Unaudited)
                               November 30, 2000


Note 6 - Business Combinations

  On September 8, 2000, the Company completed the acquisition of CMPExpress.com, Inc. ("CMPExpress"), a private Internet retailer of technology products to medium and large businesses. The Company intends to operate the business of CMPExpress as a new subsidiary of Outpost.com which has been named OutpostPro.com, Inc. As a result of the acquisition, Outpost.com issued 3,090,000 shares of its common stock, valued at approximately $11.8 million. The Company also issued 47,000 shares of its common stock, valued at approximately $200,000, to the finder who faciliated this transaction. The excess of the purchase price over the fair value of net assets acquired is included in goodwill in the accompanying consolidated balance sheets and is being amortized over seven years. The results of operations of the acquired companies are included in the Company's consolidated financial results starting on the date of acquisition. The acquisition will be accounted for under the purchase method of accounting for business combinations. The results of operations of the acquired companies are included in the Company's consolidated financial results starting on the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is included in goodwill in the accompanying consolidated balance sheets and is being amortized over seven years. The $12.0 million purchase price was allocated to the Company's balance sheet based upon the fair value on the date of acquisition, as follows:


                                                              (In thousands)
       Goodwill.............................................       $ 16,021
       Property and equipment...............................            464
       Line of credit.......................................         (1,607)


       Working capital deficit..............................         (2,878)
                                                                   --------
         Purchase price.....................................       $(12,000)
                                                                   ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the business, results of operations, and liquidity and capital resources should be read in conjunction with the Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q.

Overview

  Outpost.com, established in 1995, has three primary areas of focus for its business: (i) an industry-leading business-to-consumer retail superstore located at www.Outpost.com; (ii) Outpost Professional, a business-to-business reseller of technology products; and (iii) eBusiness Services, which provides end-to-end online commerce solutions for other retailers, manufacturers and Web sites.

  The Company is a leading global Internet retailer featuring over 200,000 consumer technology and related products for the home and office. As of November 30, 2000, there were approximately 1,028,000 customers worldwide. The online superstore features computers and accessories, software, consumer electronics, cameras, and other high end consumer products for domestic and international customers and operates 24 hours a day, seven days a week. The online store features: (i) an easy to navigate, intuitive interface, (ii) outstanding twenty-four by seven customer service, (iii) free overnight delivery on most orders,
(iv) extensive product information, (v) powerful search capabilities, (vi) competitive pricing and (vii) a flexible return policy, including pick-up from any location in the U.S.

  The Company's retail business has recently been expanded beyond the online superstore targeted to retail consumers to include a focus on the business-to-business, or ("B2b"), sector. On September 8, 2000, the Company acquired CMPExpress.com, Inc., which has been named Outpost Professional ("OutpostPro"; or "OutpostPro.com, Inc."). OutpostPro sells technology products to medium to large size businesses and provides a strong foundation of B2b sales as well as a dedicated team of sales and customer service professionals with experience in assisting corporate buyers in making large scale purchases. Through OutpostPro as well as through Outpost.com, the Company also resells its products to the small office / home office market ("SOHO") and to government and university customers.

  The Company also provides eBusiness Services that offer end-to-end e-commerce solutions for a variety of partners. These services include Web site design and hosting, product merchandising, 24x7 customer service, and order processing and fulfillment. Current eBusiness Services clients include leading retailers Brookstone, Tweeter Home Entertainment Group and Wolf Camera. eBusiness Services leverage Outpost.com's investments in operating systems and facilities to generate new product and service revenue streams.

  The Company anticipates that international sales will continue to represent a portion of overall revenue. International sales are denominated in U.S. dollars and, therefore, those sales are not affected by foreign currency translation. However, foreign currency fluctuations may affect demand for products. In addition, international sales are subject to diverse market factors such as the economic conditions of a given country or region.

  Although the Company has grown rapidly since inception in 1995, it continues to incur significant net losses. In order to continue the growth and expansion, operating expenses will increase as a result of the financial commitments required to further develop marketing channels and enhance the Web site's features and functionality. To the extent that marketing efforts do not result in significantly higher net sales, results will be materially adversely affected. There can be no assurance that sufficient revenues will be generated from the sale of products to enable the Company to reach or maintain profitability on a quarterly or annual basis. Although there has been significant revenue growth since inception, such growth rates may not be sustainable in the future. In view of the rapidly evolving nature of the business and the limited operating history, period-to-period comparisons of operating results, including gross profit and operating expenses as a percentage of net sales, are not necessarily meaningful and should not be relied upon as an indication of future performance.

  The key factor affecting the Company's long-term financial success is the ability to attract and retain customers in a cost effective manner. Currently, the Company seeks to expand the customer base and encourage repeat buying through multiple sales and marketing programs. Such programs include: (i) new online and offline marketing and promotional strategies, (ii) linking programs with targeted Web sites, (iii) personalized direct marketing programs designed to generate repeat sales from existing customers, (iv) alliances with leading brick and mortar retailers, (v) expanding the product offerings with new categories and selections, (vi) diversifying into additional areas of Internet commerce and (vii) brand development.

  Significant fluctuations in future operating results may be experienced due to a variety of factors, many of which are outside the Company's control. Factors that may affect operating results include the frequency of new product releases, success of business alliances, mix of product sales and seasonality of sales typically experienced by retailers. Sales of technology, electronic and high end consumer products are significantly affected by new product releases. Infrequent or delayed new product releases, when they occur, could negatively impact the overall growth in sales. Gross profit margins for technology, consumer electronic and high end consumer products vary widely, with computer hardware generally having the lowest gross profit margins. While there is some ability to affect the total gross margin through effective upselling and cross-selling of high-margin products, the sales mix will vary from period to period and gross margins will fluctuate accordingly.

Results of Operations: Three and Nine Months Ended November 30, 2000 and 1999

The following table sets forth certain items from the statement of operations data as a percentage of net sales for the periods indicated:

                                                           Three Months Ended            Nine Months Ended
                                                              November 30,                  November 30,
                                                              ------------                  ------------
                                                           2000          1999           2000           1999
                                                           ----          ----           ----           ----
Net sales........................................         100.0%         100.0%         100.0%         100.0%
Cost of sales....................................          85.0           88.2           85.8           88.7
                                                          -----         ------          -----         ------
  Gross profit...................................          15.0           11.8           14.2           11.3
Operating expenses:
  Sales and marketing............................          14.9           22.1           15.5           24.1
  General and administrative.....................           3.6            4.0            4.0            5.0
  Technology and development.....................           2.6            6.1            3.6            6.5
  Amortization of goodwill.......................           0.5             --            0.2             --
                                                          -----         ------          -----         ------
     Total operating expenses....................          21.6           32.2           23.3           35.6
                                                          -----         ------          -----         ------
  Operating loss.................................          (6.6)         (20.4)          (9.1)         (24.3)
Other income, net................................           0.5            0.6            0.7            1.4
                                                          -----         ------          -----         ------
  Net loss before minority interest..............          (6.1)         (19.8)          (8.4)         (22.9)
Minority interest................................          (0.2)            --           (0.2)            --
                                                          -----         ------          -----         ------
  Net loss.......................................          (6.3)%        (19.8)%         (8.6)%        (22.9)%
                                                          =====         ======          =====         ======

Net Sales

  Net sales are comprised of product sales net of returns and allowances. Net sales also include advertising revenue derived from vendors that pay for promotional placements on the Company's Web site and site management fees for hosting and managing partners' Web sites. Product sales are comprised of computers and accessories, software, consumer electronics, cameras, and other high end consumer and business products. Product sales are recognized as revenue when the products are shipped to customers. The Company records a reserve for estimated sales returns at the time of shipment based on historical return rates. The majority of net sales are merchandise to customers using credit cards. The remainder of net sales consists of product sales to customers that are invoiced directly under credit terms, vendor advertising and partner site management fees.

  Net sales increased by $52.5 million to $95.7 million in the quarter ended November 30, 2000 from $43.2 million in the quarter ended November 30, 1999. In addition, net sales increased by $120.3 million to $232.8 million in the nine months ended November 30, 2000 from $112.5 in the nine months ended November 30, 1999. In both of these periods, these increases were primarily a result of increases in new customer sales, the acquisition of CMP Express.com, repeat purchases from existing customers, the introduction of new product lines and increased revenue from advertising and site management fees. As of November 30, 2000, the Company had approximately 1,028,000 customer accounts. International sales represented approximately 4% of net sales in the quarter ended November 30, 2000 compared to approximately 10% in the quarter ended November 30, 1999. In addition, international sales represented approximately 5% of net sales in the nine months ended November 30, 2000 compared to approximately 13% in the nine months ended November 30, 1999. The decrease in international sales was primarily the result of focusing marketing and promotional activities on the domestic market.

Cost of Sales and Gross Profit

  Cost of sales consists of the cost of the merchandise sold. Cost of sales increased by $43.2 million to $81.3 million in the quarter ended November 30, 2000 from $38.1 million in the quarter ended November 30, 1999. This increase was primarily the result of an increase in product sales volume. Gross profit increased by $9.3 million to $14.4 million in the quarter ended November 30, 2000 from $5.1 million in the quarter ended November 30, 1999. This increase was a result of growth in revenues from product sales, the acquisition of CMPExpress, eBusiness

Services, advertising sales and improved margins on product revenues. As a percentage of net sales, cost of sales decreased to 85.0% from 88.2% and gross profit increased to 15.0% from 11.8% in the quarters ended November 30, 2000 and November 30, 1999, respectively. The decrease in the cost of sales percentage and the increase in gross profit is attributable to the following; higher margins from existing product lines, introduction of new and higher margin product lines and fees from eBusiness Services. Cost of sales increased by $99.9 million to $199.7 million in the nine month period ended November 30, 2000 from $99.8 million in the nine month period ended November 30, 1999. This increase was primarily the result of an increase in product sales volume. Gross profit increased by $20.4 million to $33.1 million in the nine month period ended November 30, 2000 from $12.7 million in the nine month period ended November 30, 1999. This increase was a result of growth in revenues from product sales, advertising sales, eBusiness Services and business-to-business and improved margins on those revenues. As a percentage of net sales, cost of sales decreased to 85.8% from 88.7% and gross profit increased to 14.2% from 11.3% in the nine months ended November 30, 2000 and November 30, 1999, respectively. The decrease in the cost of sales percentage and the increase in gross profit is attributable to the following; higher margins from existing product lines, introduction of higher margin product lines and fees from eBusiness Services.

Operating Expenses

  Operating expenses consist of sales and marketing expenses, general and administrative expenses and technology and development expenses. These are further described as follows:

  Sales and Marketing. Sales and marketing expense consists primarily of three components;

  Direct Selling Expenses. These expenses consist primarily of shipping expense net of shipping revenue under the Company's TruePrice marketing program, contract warehouse fulfillment expense and bank and credit card fees.

  Advertising and Promotional Costs. This consists of both online and offline advertising designed to build the Outpost.com brand, increase customer awareness and drive traffic to the Web site. The types of expenses incurred include fees paid to search engines to more prominently feature Outpost.com products, fees paid to affiliates to refer customers to the Company's Web site, costs to design and send personalized direct marketing e-mail campaigns, the costs associated with maintenance of e-mail customer lists, as well as, to a lesser extent, amounts paid for traditional offline advertising.

  Sales, Marketing and Customer Service Personnel Costs. This includes the salaries and benefits paid to personnel and the incidental expenses incurred during the course of their business. The Company does not allocate any material amount of common expenses to Sales and Marketing.

  Sales and marketing expenses increased by $4.7 million to $14.2 million in the quarter ended November 30, 2000 from $9.5 million in the quarter ended November 30, 1999. As a percentage of net sales, sales and marketing expense decreased to 14.9% in the quarter ended November 30, 2000 from 22.1% in the quarter ended November 30, 1999. Sales and marketing expenses increased by $8.9 million to $36.0 million in the nine month period ended November 30, 2000 from $27.1 million in the nine month period ended November 30, 1999. As a percentage of net sales, sales and marketing expense decreased to 15.5% in the nine months ended November 30, 2000 from 24.1% in the nine months ended November 30, 1999. The increases in absolute dollars in both periods were primarily the result of an increase in the variable direct selling expenses described above. As part of the TruePrice marketing program the Company provides free overnight shipping on most purchases. Therefore, this expense increases with additional sales volume. The percentage decreases in both periods resulted from the Company's ability to leverage sales and marketing expenses such that net sales increased at a higher rate than those expenses.

  General and Administrative. General and administrative expense includes administrative, finance, purchasing, and business development personnel and related costs, depreciation of furniture, office equipment and leasehold improvements, general office expenses, as well as professional fees. General and administrative expense increased by $1.8 million to $3.5 million in the quarter ended November 30, 2000 from $1.7 million in the quarter ended November 30, 1999. As a percentage of net sales, general and administrative expense decreased to 3.6% in the quarter ended November 30, 2000 from 4.0% in the quarter ended November 30, 1999. General and administrative expense increased by $3.8 million to $9.4 million in the nine month period ended November 30, 2000 from $5.6 million in the nine month period ended November 30, 1999. As a percentage of net sales, general and administrative expense decreased to 4.0% in the nine months ended November 30, 2000 from 5.0% in the nine months ended November 30, 1999. The dollar increases in general and administrative expense in both periods were due to the increases in both executive and administrative personnel, office expenses associated with such personnel, depreciation, and professional and consulting fees. The percentage decreases in both periods were the result of the Company's ability to increase revenue without a commensurate increase in corporate expenses.

  Technology and Development. Technology and development expense includes depreciation of hardware and software, systems personnel and related costs, software support, communications expenditures, technology development costs and Web site hosting. Technology and development expense decreased by $0.1 million to $2.5 million in the quarter ended November 30, 2000 from $2.6 million in the quarter ended November 30, 1999. As a percentage of net sales, technology and development expense decreased to 2.6% in the quarter ended November 30, 2000 from 6.1% in the quarter ended November 30, 1999. Technology and development expense increased by $1.0 million to $8.4 million in the nine month period ended November 30, 2000 from $7.4 million in the nine month period ended November 30, 1999. As a percentage of net sales, technology and development expense decreased to 3.6% in the nine months ended November 30, 2000 from 6.5% in the nine months ended November 30, 1999. The dollar decrease in the three month period is attributable to less direct technology expenses and an increase in development related technology activities which are capitalized in accordance with SOP 98-1; "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The Company expects to continue to add additional hardware, systems and software as the business expands. As such, the dollar increases in technology and development expense in the nine month period is attributable to increased depreciation, maintainance costs and systems costs on hardware and software. The percentage decreases in both periods resulted from the Company's ability to leverage technology and development expenses such that net sales increased at a higher rate than those expenses.

  Amortization of Goodwill. Amortization of goodwill consists of amortization of goodwill incurred in connection with the Company's September 8, 2000 acquisition of CMPExpress.com, Inc. ("CMPExpress"), a private Internet retailer of technology products to medium and large businesses. This acquisition has been accounted for under the purchase method of accounting for business combinations. As a result of this acquisition, the Company anticipates that future amortization associated with this acquisition will increase operating expenses and thus the net loss by approximately $500,000 per quarter until related goodwill is fully amortized. As the Company is finalizing the allocation of the purchase price to the net tangible and intangibles acquired, the goodwill recorded in connection with the acquisition may be adjusted.

Other Income, Net

  Other income, net consists of interest income earned on short term investments and overnight investments of cash balances in money market accounts, offset by interest expense primarily attributable to lease financing agreements. Other income, net increased by $170,000 to $446,000 in the quarter ended November 30, 2000 from $276,000 in the quarter ended November 30, 1999. Other income, net increased by $68,000 to $1.6 million in the nine month period ended November 30, 2000 from $1.6 million in the nine month period ended November 30, 1999. These changes were primarily a result of higher interest income during the current year compared to the prior year.

Minority Interest

  Minority interest consists of the joint venture partner's share (Tweeter Home Entertainment Group, Inc.) of the net income of Tweeter@Outpost.com, LLC. These results were consolidated as of March 1, 2000. The minority interest equaled $224,000 and $480,000 in the three and nine month periods ended November 30, 2000, respectively, reflecting profitable operations of the joint venture.

Net Loss

  As a result of the foregoing factors, a net loss was incurred of $6.1 million and $20.1 million in the three and nine month periods ended November 30, 2000, respectively, compared to a net loss of $8.5 million and $25.8 million in the three and nine month periods ended November 30, 1999, respectively. As a percentage of net sales, net loss for the quarter ended November 30, 2000 decreased to 6.3% compared to 19.8% for the quarter ended

November 30, 1999. As a percentage of net sales, net loss for the nine-month period ended November 30, 2000 decreased to 8.6% compared to 22.9% in the nine-month month period ended November 30, 1999.

Liquidity and Capital Resources

  At November 30, 2000 the total cash and short term investment balance was $24.5 million compared to $21.0 million at February 29, 2000.

Cash Inflows and Outflows

  During the nine months ended November 30, 2000 the net increase in cash and cash equivalents was $11.2 million. Details of the cash inflows and outflows are as follows:

  Operating Activities: Cash of $24.8 million was used to fund operations during the nine months ended November 30, 2000. During this period, the principal operating cash requirements were to fund a net loss of $20.1 million, increases in inventories of $15.8 million, and increases in accounts receivable of $6.4 million, partially offset by a net increase in accounts payable and accrued expenses of $12.2 million. The increase in accounts receivable represents an increase in on-account credit sales to small and large businesses, college and university customers and an increase in credit card sales outstanding as these funds are not immediately received from the credit card processors as well as the increase in receivables from Web site advertisers and business partners. The increases in inventories and accounts payable were the result of increased purchasing activity prior to the holiday season.

  Investing Activities:   Cash of $2.4 million was generated from investing
activities during the nine months ended November 30, 2000. This consists of proceeds from the sales and maturities of short term investments of $28.7 million and cash acquired from the consolidation of the Tweeter joint venture of $5.7 million, offset by purchases of short term securities of $21.0 million and purchases of property and equipment of $11.0 million.

  Financing Activities: Cash of $33.6 million was generated from financing activities during the nine months ended November 30, 2000. Financing activities included proceeds from issuance of common stock of $35.3 million, offset in part by repayment of a line of credit of $1.2 million associated with the CMP Express acquisition and repayment of capital lease obligations in the amount of $482,000.

Cash, Cash Equivalents and Commitments

  As of November 30, 2000 there was $24.5 million in cash and cash equivalents compared to $13.3 million at February 29, 2000.

  As of November 30, 2000 material capital commitments consisted of $1.1 million in obligations outstanding under capital leases and other long term debt.

  On March 10, 2000 a private equity placement was completed and 4,702,900 shares of common stock were issued to institutional investors at a price of $7.87 per share. The Company received proceeds of approximately $35.3 million, net of the placement agent fee and offering expenses.

  As of November 30, 2000 the the Company had a ``flooring'' credit agreement with Deutsche Financial Services Corporation ("DFS") with a credit limit $20.0 million. Pursuant to this agreement, DFS may, at its option, extend credit from time to time to purchase inventory from DFS approved vendors. The approved vendors will invoice DFS for these purchases and DFS will then invoice the Company. The Company is required to pay DFS on certain due dates. If payment is made after the required due date, the Company will incur an interest penalty of up to the prime rate plus 6.5%. A pledge of all assets, including a specific pledge of $12 million in a cash instrument, secures this credit facility. Assets excluded from this pledge include Apple Computer products. This arrangement between Apple, DFS and Outpost.com is further described below. For the periods ended November 30, 2000 and

February 29, 2000 there was an outstanding balance of $4.9 million and $8.5 million, respectively, under this facility. These amounts are included in accounts payable.

  On August 9, 2000, a Collateral Subordination Agreement was entered into between Apple Computer, Inc. ("Apple"), DFS and Outpost.com. This was done for the purpose of securing a direct credit facility with Apple. Under the terms of the Collateral Subordination Agreement, Apple has been granted a security interest in certain assets.

  The Company's current cash and cash equivalents and short term investments are anticipated to be sufficient to meet cash needs for working capital and capital expenditures for at least the next 12 months. If available cash and cash generated from operations is insufficient to satisfy liquidity requirements, selling additional equity or debt securities or obtaining a revolving credit facility may be required. The sale of additional equity or convertible debt securities could result in dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on acceptable terms, if at all.

Forward-Looking Statements

  This report may contain forward-looking statements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described or implied in such forward-looking statements. These statements address or may address the following subjects: the belief that operating expenses will increase; the expectation of significant fluctuations in future operating results and gross margins; the anticipated effect of the amortization of goodwill associated with the acquisition of CMPExpress.com on operating expenses and net loss; and the sufficiency of cash and cash equivalents. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, the Company's limited operating history, unpredictability of future revenues and operating results, the continued growth of online commerce, risks associated with international sales, system failure and capacity constraints and competitive pressures. For further information, refer to the more specific factors and uncertainties discussed throughout this report.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings. Not Applicable

Item 2. Changes in Securities and Use of Proceeds. Not Applicable

Item 3. Defaults Upon Senior Securities. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders. Not Applicable

Item 5. Other Information. Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

(A) Exhibits

     Exhibit No. 11 .....  Computation of Loss per Share
     Exhibit No. 27 .....  Financial Data Schedule

(B)  Reports on Form 8-K.

  The Company filed with the Securities and Exchange Commission on September 21, 2000, a Current Report on Form 8-K for the September 8, 2000 event reporting the acquisition of CMPExpress.com, Inc.

  The Company filed with the Securities and Exchange Commission on November 17, 2000, a Current Report on Form 8-K for the November 17, 2000 event reporting, among other things, the election of Katherine N. Vick as President.

  The Company filed with the Securities and Exchange Commission on November 27, 2000, Amendment No. 1 to the Current Report on Form 8-K filed September 21, 2000 on Form 8-K/A to incorporate the financial statements of CMPExpress.com, Inc.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 11, 2001

                                  CYBERIAN OUTPOST, INC.


                                  By:           /s/ Paul D. Williams, III
                                                -------------------------
                                                    Paul D. Williams, III
                                                   Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
-------

  11           Computation of Loss Per Share
  27           Financial Data Schedule