Form 10-K
period 2001-02-28
CYBERIAN OUTPOST INC
filed 2001-05-29
CIK 1041712

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

  For the fiscal year ended February 28, 2001

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period ___  to ___

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

                                 (860) 927-2050
              Registrant's telephone number, including area code:

                               ----------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, $.01 Par Value Per Share
                                (Title of Class)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on May 23, 2001, was $32,320,786 based on the last sale price as reported by the Nasdaq National Market System.

   As of May 23, 2001, the registrant had 31,687,045 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive proxy statement for its 2001 annual meeting of stockholders are incorporated by reference in Part III of this report. With the exception of those portions that are specifically incorporated by reference in this report, such proxy statement shall not be deemed to be filed with this report or incorporated herein by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. BUSINESS

Overview

   Outpost.com ("Cyberian Outpost, Inc.," or the "Company") is a leading global Internet-only retailer featuring over 175,000 consumer technology and related products for the home and office. As of February 28, 2001, there were approximately 1.3 million Outpost.com customers world-wide, the majority of which have shopped at Outpost.com during the last 24 months. The Company's online "superstore" at www.Outpost.com provides one-stop shopping for domestic and international customers, 24 hours a day, seven days a week. The superstore features computers and accessories, software, consumer electronics, cameras, and other high end consumer products. The Company works with the computer industry's foremost suppliers, and the Company is an authorized Internet reseller for most leading manufacturers including IBM, Apple, Compaq, Sony, Hewlett Packard, Acer and Toshiba. The Company also sells software for leading publishers including Microsoft, Symantec, Adobe, Apple Software and Intuit. Additionally, the Company offers downloadable software and online licensing. Outpost.com also offers a full range of consumer electronics in the Tweeter.Outpost.com store and unique and innovative consumer products in the www.Brookstone.com store. The Company's online store features:

  .  an easy to navigate, intuitive interface;

  .  extensive product information;

  .  powerful search capabilities;

  .  competitive pricing; and

  . a flexible returns policy including pick-up from any location in the U.S.

   Outpost.com has been named the top-rated consumer shopping experience on the Web by the on-line shopper's rating service Bizrate.com, receiving the "Circle of Excellence Award" for Holiday 2000. The Company also received the 1999, 2000 and 2001 #1 PowerRanking for Computing by Forrester Research. In addition to the retail business, Outpost.com also currently sells, on a credit card payment basis, technology products to medium and large size businesses.

   The Company also provides eBusiness Services that offer end-to-end e-commerce solutions for a variety of partners. These services include Web site design and hosting, product merchandising, and order processing and fulfillment. Current eBusiness Services clients include leading retailers Brookstone, Inc. (Nasdaq: BKST) and Tweeter Home Entertainment Group, Inc. (Nasdaq: TWTR). eBusiness Services leverage Outpost.com's investment in operating systems and facilities to generate new product and service revenue streams.

   The Company has grown rapidly since it was started in 1995. Net sales increased from $1.9 million for our fiscal year ended February 29, 1996 to $355 million for our fiscal year ended February 28, 2001. In addition, of the approximately 1.3 million individual customers in over 258 countries who have purchased from the Company since it started, over half of the customer base was added during the last 12 months.

   The Company's business model takes advantage of the unique characteristics of the Internet, which has become an increasingly significant global medium for commerce, communication and information. Outpost.com believes that growth in Internet usage has been fueled by a number of factors including:

  . a large and growing installed base of PCs and Internet devices in the workplace and home;

  . advances in the performance and speed of PCs, Internet devices and modems;

  .  improvements in network infrastructure;

  .  easier and cheaper access to the Internet; and

  .  increased awareness of the Internet.

Our Market Opportunity

   The Internet retailing industry is characterized by a number of factors which present unique challenges to retailers including the limited availability of many of the top-selling products across a broad array of categories, rapid product obsolescence and continuous new product introductions. The Company believes that the unique flexibility of e-tailing enables it to fully address these challenges in order to take full advantage of the growing worldwide market for consumer technology, computer hardware and software.

   The Company understands the key business challenges of the Internet retailing industry and uses this unique environment to address those challenges. The Outpost.com online superstore was created to provide retail consumers and small businesses with a convenient, compelling and enjoyable shopping experience in a Web-based retail environment. Key attributes of our business include:

  . Efficient economics of our "virtual" store. As an Internet-only merchant, Outpost.com enjoys structural economic advantages that it believes will ultimately allow it to achieve greater operating margins relative to traditional computer retailers. These advantages include low-cost unlimited "shelf space"; lower personnel requirements; scaleable technology; and the ability to serve a global customer base from a single, domestic location.

  . Broad array of product offerings. The unlimited, low-cost "shelf space", allows Outpost.com to offer more than 175,000 consumer technology and related products including, computers and accessories, software, cameras and home electronic products (televisions, DVD players, VCRs and high end audio electronics), for both home and office use. The Company carries products from the industry's foremost developers and manufacturers and is an authorized Internet reseller for many leading vendors for both their consumer and commercial product lines.

  . The ability to reach a global customer base. The global reach of the Internet allows Outpost.com to deliver a broad selection of products to customers in international, rural or other locations that cannot support large scale physical stores or to which catalogs cannot be easily or cost effectively distributed.

  . The availability of value-added online content. To assist customers, valuable information, including extensive product descriptions, is available on the Web site and through the free email newsletter.

  . Convenient 24-hour shopping. The online superstore which is available 24 hours a day, seven days a week, features sophisticated browsing and search technology.

Business Strategy

   The Company has strived to become an e-commerce market leader for the Internet retail sale of a broad array of consumer technology and related products for consumers and businesses, and to provide e-commerce solutions for a large cross section of businesses that have the need to implement an e-commerce strategy.

eBusiness Services--eBS

   Through eBusiness services, Outpost.com has developed relationships with some of the country's premier retailers and built alliances with established Internet brands. The Company began its "Clicks & Mortar" partnership strategy in 1999 by combining forces with Tweeter Home Entertainment Group, Inc. in a joint venture company to sell consumer electronics on the Internet. This type of relationship has allowed the Company to develop and provide either end-to-end co-branded or private label sites. These partnerships include:

  . Tweeter. Outpost.com: This site combines the strengths of two companies dedicated to providing unparalleled customer service and offers elite brands of consumer electronics products to customers that shop on the Web. Tweeter Home Entertainment Group, Inc. operates 96 top quality merchandise stores throughout the United States.

  . Innovations By Brookstone: Brookstone, Inc. of Nashua, NH, with over 200 stores nationwide, is known for creating and marketing innovative products that appeal to the strong demographic customer base Outpost.com attracts. Brookstone is an eBS client for whom Outpost.com has prepared a complete eCommerce solution (www.brookstone.com).

   Outpost.com has also focused its efforts on developing lasting e-commerce relationships with established Internet companies. These relationships give the Company access to a broad audience. Through the retail partnerships and e-commerce relationships, Outpost.com now has relationships with a diverse group of leading retailers who give it access to approximately 300 U.S. storefronts.

Our Web Site

   Outpost.com believes its attractive, intuitive and easy-to-shop online superstore delivers a superior shopping experience and provides a competitive advantage for its customers. Browsing, shopping and check-out are simple and straightforward. As with a physical retail store, customers can browse the departments of the store, search for specific needs, look at promoted products, obtain product information, order products and ask for customer service. In contrast to a physical retail store, the consumer can look at over 175,000 products and accomplish the shopping experience in the comfort and convenience of his or her home or office. The key features of Outpost.com's online store include:

   Browsing. Browsing is very simple at the Outpost.com Web site. Products have been categorized into tabs, departments and sub-departments. Outpost.com has also developed a series of tabs that are dedicated to products brought to it by its partners. A convenient store map lists all of the departments and product categories. By clicking on the tab or department name, the consumer can quickly target products of interest. Permanent categories, such as Computers, Games, Electronics by Tweeter and Innovations by Brookstone, are dedicated stores displayed with tabs.

   Searching. A primary feature of the Web site is its interactive search engine. The Company provides a selection of search tools that allows customers to find items based on pre-selected criteria such as product type, platform, manufacturer or publisher. Customers are also able to use more complex and precise search tools such as search queries.

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

  . reviews the merchandise being purchased and chooses from the different shipping options; and

  .  enters credit card information for payment.

   Once the checkout process is complete, the customer then clicks the "Submit Order" button. Customers may also set up an Express Account with us using the "Remember Me" feature with their email address and a password for quick checkouts on return shopping trips.

   Advertising. Many feature locations on the home page and throughout the store are available to advertisers wishing to increase their Internet presence and target Outpost.com's sophisticated user base. The in-store promotional banners advertise a variety of Outpost.com's manufacturers' and publishers' products on a continual basis. Additional promotional opportunities are available throughout the store in the form of sponsorships of products in specialty shops, manufacturer showcases, featured product spots, targeted email offers, and banners and buttons for special offers.

   Merchandising. Outpost.com actively works with manufacturers to create special bundles of products and to secure special offers exclusively for its customers. Such specials are featured prominently throughout Outpost.com's Web site. Weekly, seasonal, holiday and special promotions are displayed on banners or tabs and can also be targeted directly to interested customers via email.

   Product Information. Detailed product information is provided throughout the store. After selecting a product, the customer is supplied with a comprehensive description, system requirements, product packaging and pricing information. One of the unique advantages of an Internet retail store is the ability to interweave editorial content and product information. The Company has a team of writers that creates product information and other content for the site. The Company believes that fresh and entertaining content adds to the customer experience, increases conversion rate (the number of visitors to the site who make purchases) and differentiates the Company from other online retailers. Throughout the store "advisors" help customers choose the correct components needed for their individual system, such as laptop batteries, cables and memory upgrades.

Our Customers

   Since inception, the customer base has grown dramatically. As of February 28, 1998, the number of customers who had made a purchase from the Company was 81,000. Since that date, the number of customers grew as follows:

  .  to 280,000 customers for the fiscal year ended February 28, 1999;

  .  to 630,000 customers for the fiscal year ended February 29, 2000; and

  .  to 1,300,000 customers for the fiscal year ended February 28, 2001.

Marketing

   The Company's marketing strategy is to promote and increase brand awareness, cost effectively acquire new customers, build customer loyalty, promote repeat purchases and increase market share. This strategy is being implemented through the following channels:

  . advertising on leading Web sites and through traditional media channels worldwide;

  . employing customer relationship marketing to retain existing and to attract potential new customers;

  .  developing e-commerce vertical integrations with selected partners; and

  .  optimizing the affiliates network.

   The Company believes that the use of multiple marketing channels reduces reliance on any one source of customers, lowers customer acquisition costs and maximizes brand awareness.

   Online and Traditional Advertising. Outpost.com has implemented a broad-based, multi-media advertising campaign that includes both online and traditional advertising, designed to drive high-value traffic to our Web site. The Company's current online advertising focuses on a variety of Web sites that have a proven ability to drive buyers to its site. Outpost.com continues to forge strategic relationships with selected Internet networks including: CNET, Microsoft and AOL to increase market share and attract new customers.

   Customer Relationship Marketing. In order to expand customer retention and acquisition efforts, Outpost.com has developed a concentrated customer relationship marketing campaign. It is believed that email direct marketing offers significant advantages over traditional "snail" mail marketing including: ease of personalization; lower cost and more rapid delivery and response.

   Outpost.com has developed and implemented technology-based systems that target emails based on order history, platform of choice and other buying criteria. In addition, the Company is creating plans for increased loyalty programs beyond its current efforts to maximize the lifetime value of a customer. At times, the Company will work in conjunction with its vendors to notify customers of specific product opportunities that are available.

   Outpost.com has implemented in-box promotions and advertising for many of the packages that are shipped. In light of the fact that customers have the choice to receive deliveries at their door or desk the following morning, the Company feels that one of the best times to reach a customer is at the conclusion of a positive shopping experience. As such, in every package Outpost.com includes a thank you note, a free in-box gift and a vendor sponsored promotional insert.

   Outpost Affiliate Network Program. The Outpost affiliate program is an established network of Web sites that post links to Outpost.com and receive a commission on sales they generate on a direct click through to Outpost.com. LinkShare Corporation, a leading provider of affiliate program management, helps Outpost.com manage this network. This partnership has helped make the Outpost Affiliate Network one of the leading programs in the industry today. The affiliate network program was launched in December 1997 and since that time has experienced substantial growth in both membership and sales. Through the Outpost Affiliate Network, the Company is building brand awareness, reinforcing customer loyalty and attracting new customers to our Web site.

   Market Intelligence and Research. Outpost.com continuously studies the productivity and behavior of its customer base in order to determine the effectiveness of its marketing efforts. The Company has also commissioned proprietary studies and performed user interface testing and research to gain a better understanding of its customers and has used data produced from these studies to help determine the likelihood that its customers will return to purchase again and again and to determine what other product selections might appeal to its established customers.

Merchandising

   Outpost.com is a destination for customers who embrace advances in technology as soon as they are available. This allows Outpost.com distinct advantages in merchandising such as:

  .  the ability to offer a vast array of products;

  .  the potential to cross-sell and up-sell products;

  .  its virtually unlimited display and shelf space; and

  .  instantaneous updates of "Hot" promotional items to its site.

   Through the Internet platform, the Company can take advantage of special product purchasing opportunities and joint advertising relationships with manufacturers and distributors. Outpost.com runs weekly merchandise specials on products that are specifically allocated by manufacturers to Outpost.com. The home page has rotating feature spots that attract attention to additional specials and specific product categories. Outpost.com is also skilled at marketing by theme. The home page is tailored from season to season along traditional holiday themes and seasonal offerings such as Mother's and Father's Day promotions. Furthermore, strong relationships with product manufacturers enhance its ability to respond quickly to world-wide events affecting technology, such as virus scares. Outpost.com can make solutions available to its customers rapidly through downloadable software updates.

   Working with its eBS partners and clients, the Company purchases and maintains inventory on many popular products that are difficult to obtain for Internet resale. Many purchasing decisions for the non-computer categories are guided by the experience and skills that have made Outpost.com's partners successful traditional brick and mortar retailers. When a price decision is made, Outpost.com can immediately update the prices on its site. Additionally, the Company has the ability to test the attractiveness of products and generate interest through unique product bundling, feature and product presentation, without the shelf-space limitations that constrain catalog and traditional retail stores. The retail merchandise display capabilities of the site allow Outpost.com to carry an extraordinarily deep product selection. Outpost.com is able to provide a full array of a manufacturer's products, not just the top selling items. The product descriptions are very detailed and are continually updated with new information. Also, the Company has the ability to cross-sell products throughout the site. For example, related products are linked with one another such as combining laptop computers, leather carrying cases and extra batteries. The intention here is to expose the customer to additional value added sales support.

Corporate Advertising

   Outpost.com provides a compelling destination for shoppers and customers with the highly attractive demographic profile that advertisers seek to reach. Advertisers can place a variety of advertising formats on our site or in co-sponsored email distributions.

Customer Service

   Understanding and serving the customer is a core strength at Outpost.com. Since December 1998, the Company has earned the top-ranking for customer service in the computer hardware and software categories from BizRate.com, an independent online rating service. Satisfying customers is central to the Company's strategy and goals for the future. Outpost.com concentrates on making shopping as effortless and enjoyable as possible. To that end, the Company has implemented a broad array of scaleable site management, customer interaction, transaction-processing and fulfillment services and systems. The Customer Service area of the Web site contains extensive information about shopping, ordering and returning products as well as tracking the current status of orders. The Company has also developed online chat "help" conversation ability in order to assist its customers while they are online. In addition, payment and leasing options, and other policies are clearly defined. Help buttons on every page of the site take customers to the specific customer service topic they need.

   A highly trained team of sales and customer service agents are available to answer customer questions about products, process orders, assist in tracking shipments and streamline the entire shopping experience.

Warehousing, Fulfillment and Distribution

   Outpost.com currently has fulfillment facilities in Wilmington, Ohio located at the Airborne Express Hub. This 152,000 square-foot facility contains inventory, warehousing and fulfillment operations. The Company has partnered with Airborne Logistics Services to manage this operation for us. Through this partnership, Outpost.com has the ability to expand operations within this location upon demand. The Company's flexible customer service and fulfillment systems allow it to accept orders for in-stock items until midnight eastern time for next morning delivery in the United States and two to three day international delivery upon customer request.

   To efficiently ship products, the Company regularly "cross docks" products (i.e., receive products from third party vendors and distributors and ship those same products to customers the same day) and is therefore able to deliver products not typically maintained in stock, to customers usually within two to three days. Products are obtained from a network of distributors, hardware manufacturers and software publishers. Outpost.com carries a limited amount of the most popular products (typically about 5,000 SKU's) in inventory and relies to a large extent on rapid fulfillment to the warehouse from major distributors and wholesalers that carry a broad selection of products and titles. A substantial portion of the products sold are purchased from large distributors such as Tech Data and Ingram Micro who have inventory at distribution centers around the country. Due to heavy sales volume in certain products, the Company has established relationships with manufacturers, such as Apple, that ship their products to the Company's warehouse directly.

   Outpost.com has redundant dedicated connections to its information system. As a result, real-time data on inventory receiving, shipping, quantities and location is available. In addition, a real-time order tracking system for customers is offered on the Web. The moment a package is shipped and assigned an Airborne, UPS or DHL air bill tracking number, the customer's order information is updated and an email notification of shipment is sent to the customer. Product return processing is also handled using this system, allowing returned products to be promptly returned to the manufacturer for credit.

   Outpost.com has negotiated attractive shipping terms with its major distributors. Thus, most purchase orders placed with major suppliers for in-stock items are received within 48 hours of order. To help maintain the ability to turn inventory quickly, Electronic Data Interchange (EDI) connections have been established with the top vendors' inventory information. Such connections help to automate the ordering process, facilitate price comparisons between vendors and allow the Company to provide real-time, online in-stock status information to customers that details product availability not only in its warehouse, but also at vendor locations.

Technology

   During the past two fiscal years, Outpost.com launched an upgrade to its customer interface design that was based on research of online shopping behavior and functionality. The Company believes that there are many paths that can be taken to reach the same destination and has provided additional "intuitive" approaches to browsing and shopping.

   The Company has implemented a broad array of scaleable site management, search, customer support, transaction processing and fulfillment services systems. These systems use a combination of proprietary technologies and commercially available, licensed technologies. The transaction-processing systems are integrated with the accounting and financial systems.

   The Web front-end is an integrated suite of commercially available software packages. Most Web site interaction, including our personalization functionality, is handled by software licensed from Web Logic, Netscape, Oracle, Engage and Verity. The various software applications share information according to a proprietary integration plan using internally developed interfaces. This software runs on industry standard hardware platforms, including Sun Ultra Sparc servers and the Solaris operating system. The system includes redundant hardware on mission critical components. Capacity can be quickly and easily expanded without additional development. The Company's policy is to run key systems at no more than 60% of capacity to support rapid growth.

   Ecometry's MACS II system handles the back-end transaction processing. MACS II is a mature, highly scaleable, widely used application which handles order management, validation, inventory, purchasing, shipping and accounting. The system handles multiple shipment methods and credit card transaction processing.

   Hosting of the Company's Web servers has been subcontracted to the Internet data center specialist Digital Island, which has an extensive national network infrastructure. This gives the Company redundant Internet connections to multiple Internet access points, a secure physical environment, climate control and redundant power. In addition, these specialists provide Outpost.com with 24 hour, seven day a week system monitoring and escalation.

Competition

   Outpost.com competes in a highly fragmented, rapidly evolving and intensely competitive industry. Current and new competitors can launch new sites quickly and inexpensively. In addition, Internet retail is highly competitive and the industry is consolidating rapidly. Current or potential competitors include:

  .  traditional electronics stores such as CompUSA and Circuit City;

  . mail-order retailers such as CDW, MicroWarehouse, Insight, PC Connections and Creative Computers;

  .  Internet-only computer retailers including Amazon.com, Buy.com.and
     Egghead.com

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

   Many of these competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing and other resources. Outpost.com believes that the principal competitive factors in its market include reliable customer service and fulfillment, brand recognition, product selection, convenience, price and reasonable shipping costs.

   Some competitors have adopted aggressive pricing policies. Moreover, companies that control access to Internet commerce transactions through network access or Web browsers currently promote, and will likely continue to promote, some of Outpost.com's competitors. This could require Outpost.com to establish pricing, marketing and other programs or to seek out additional strategic alliances or acquisitions that may be less favorable to the Company than it could otherwise establish or obtain. This could have a material adverse effect on the business, prospects, financial condition and results of operations.

   In addition, as use of the Internet and other online services increases, the Company believes that competition may increase as online retailers are acquired by, receive investments from, or enter into other commercial relationships with, large, well-established and well-financed companies. Such increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. This could have a material adverse effect on the business, prospects, financial condition and results of operations.

Intellectual Property

   The Company has registered United States service marks for "Cyberian Outpost" and "Outpostauctions.com." The Company claims a common law trademark for our newsletter name "Cyberian Express." The Company also uses the following marks for which applications in the United States Patent and Trademark Office are pending: our logo, "Outpost.com" and "Transparent Personalization." In addition, the Company has registered trademarks, service marks and applications pending in foreign countries.

Government Regulation

   The Company is subject, both directly and indirectly, to various laws and governmental regulations relating to its business. There are currently few laws or regulations uniquely applicable to commercial online services or the Internet. One such law, the Children's Online Privacy Protection Act ("COPPA") recently went into effect. The COPPA regulates the collection, use, and/or disclosure of personal information obtained from children under the age of 13. Currently Outpost.com fully complies with the provisions of COPPA. Due to the increasing popularity and use of commercial online services and the Internet, it is possible that additional laws and regulations may be adopted. These laws and regulations may cover issues including, for example, general user privacy, pricing and characteristics and quality of products and services. Moreover, the applicability to commercial online services and the Internet of existing laws governing issues including, for example, property ownership, libel and personal privacy is uncertain and could expose Outpost.com to substantial liability. Any new legislation or regulation or the application of existing laws and regulations to the Internet could have a material and adverse effect on the Company's business.

   In addition, because Outpost.com's services and products are available over the Internet anywhere in the world, multiple jurisdictions may claim that it is required to qualify to do business as a foreign corporation in each of those jurisdictions. Outpost.com's failure to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject it to taxes and penalties for the failure to qualify. It is possible that state and foreign governments might also attempt to regulate transmissions of content on Outpost.com's Web site or prosecute it for violations of their laws. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that the Company might not unintentionally violate these laws or that these laws will not be modified, or new laws enacted, in the future.

   Outpost.com does not currently collect sales or other similar taxes with respect to shipments of goods into states other than Connecticut, New Jersey, Pennsylvania and Ohio, the only states in which it has a physical presence. Any new operation by Outpost.com in other states could subject shipments into such states to state sales taxes. In October 1998, Congress enacted the Internet Tax Freedom Act (ITFA). Until October 2001, the ITFA effectively bars state or local governments from imposing taxes that would subject online commerce transactions to taxation in multiple states. The ITFA does not prohibit state or local taxation on online commerce products or services that would otherwise be taxed, such as in states where a company has a physical presence. The ITFA also provides for the establishment of a commission to study online commerce and to recommend a fair method of taxing Internet transactions. Failure to renew this legislation or adopt similar legislation prior to October 21, 2001 could subject Outpost.com to further taxation by state or local governments on the sale of merchandise.

Employees

   Outpost.com believes its success depends, to a significant extent, on its ability to attract and retain highly skilled management and employees. Accordingly, Outpost.com offers incentive programs such as a company-wide employee stock option plan and provides competitive compensation and benefits for its employees. As of February 28, 2001, the Company had 340 full-time and five part-time employees. The Company also employs a limited number of independent contractors and temporary employees on a periodic basis. None of Outpost.com's employees is represented by a labor union and it considers its labor relations to be good.

   Subsequent to year end, the Company announced a restructuring plan where 110 employees were laid off as the Company sought to reduce operating costs. Please see Note 12 of the Company's Consolidated Financial Statements, which appear elsewhere in this annual report on Form 10-K, for a discussion of this restructuring plan.

Item 2. PROPERTIES

   At February 28, 2001, the Company leased an aggregate of 71,900 square feet of office space in two Connecticut towns, one New Jersey town and one Pennsylvania town. The following is a summary of the office space being leased by location:

   Location                      Business Use               Square Footage Lease Expiration
   --------                      ------------               -------------- ----------------
   Kent, CT.        Corporate Headquarters, Technology,          5,381          2/1/2004
                    Purchasing and Marketing

   Kent, CT.        Corporate Headquarters, Technology,          1,374        11/30/2001
                    Purchasing and Marketing

   Kent, CT.        Corporate Headquarters, Technology,            670        11/15/2001
                    Purchasing and Marketing

   Kent, CT.        Corporate Headquarters, Technology,         18,000          4/4/2005
                    Purchasing and Marketing

   Kent, CT.        Corporate Headquarters, Technology,          2,475          6/9/2001
                    Purchasing and Marketing

   Kent, CT.        Corporate Headquarters, Technology,            630          2/1/2004
                    Purchasing and Marketing

   Kent, CT.        Corporate Headquarters, Technology,          1,000          2/1/2004
                    Purchasing and Marketing

   Kent, CT.        Corporate Headquarters, Technology,            660        11/30/2001
                    Purchasing and Marketing

   Kent, CT.        Furnished Apartment                          1,200         8/31/2001

   Brookhaven, PA.  Administration and Accounting               13,500        10/31/2001

   Tom's River, NJ. Sales, Customer Service and Credit          10,000          3/1/2003
                    Collections

   Bethel, CT.      Sales, Customer Service, Finance and        17,000         9/30/2004
                    Accounting

   The Company also contracts with Airborne Logistics Services who manages a 152,000 square foot facility that houses the Company's inventory warehousing and fulfillment operations. The Company believes that it has adequate space for its current needs. Outpost.com does not own any real estate. Subsequent to year end, the Company has closed its leased facilities in Tom's River, New Jersey and Bethel, Connecticut. (see Note 12 of the Consolidated Financial Statements). As of May 24, 2001, the Company is still obligated for future minimum lease payments on these two leases.

Item 3. LEGAL PROCEEDINGS

   The Company, from time to time, is involved in various claims and legal actions arising in the ordinary course of business. Currently, the Company is a party to a number of cases that are pending:

   On April 17, 2001, HookMedia, Inc., which has filed for Chapter 11 bankruptcy relief, filed suit against the Company in the Superior Court for the County of Litchfield, Connecticut, claiming that the Company is obligated to HookMedia in the sum of $1.2 million. This claim arises out of an agreement with the Company whereby HookMedia placed advertising for the Company with third party vendors. The Company and HookMedia have reached a settlement in principle. Pursuant to the settlement, the Company shall make a cash payment to HookMedia in the sum of $61,000, which represents 24% of the balance owed to HookMedia. The remaining balance shall be paid in accordance with an agreement reached, if any, with all other creditors. The Company has also agreed to assume from HookMedia approximately $930,000 in payables to third party vendors who placed advertising on the Company's behalf. The settlement is subject to the execution of a settlement agreement acceptable to both parties and approval of the United States Bankruptcy Court where HookMedia's bankruptcy is pending.

   On August 11, 1999, Micro Warehouse, Inc. asserted various claims against CMPExpress.com, which was subsequently acquired by the Company and became a subsidiary of the Company known as OutpostPRO.com, Inc. The alleged claims were relating to corporate raiding and misuse of proprietary business information after CMPExpress hired former employees of Micro Warehouse. On July 7, 2000, the parties executed a Settlement Agreement, which was amended by letter agreement on October 14, 2000 after the Company acquired CMPExpress. The Company believes it has paid all money due pursuant to the settlement and performed all actions required thereunder. In a letter dated March 15, 2001, the attorneys for Micro Warehouse claimed that CMPExpress is in violation of certain provisions of the Settlement Agreement relating to the purging of certain information from the CMPExpress database. The matter has been dismissed by the court and the Company has had informal discussion with MicroWarehouse in an effort to resolve the dispute over the settlement terms.

   In November 2000, the Company asserted a claim in California Superior Court in the County of San Francisco against Broadbase Software, Inc. for damages in connection with a Software License and Services Agreement pursuant to which Broadbase provided EMA Platform software and services relating to mass e-mail marketing campaigns. On December 13, 2000, Broadbase filed an Answer and Cross-Complaint for approximately $85,000. On January 17, 2001, the Company filed its answer to the cross-complaint. The parties are presently engaged in discovery.

   Pursuant to a demand letter dated April 12, 2001, Katherine N. Vick, the Company's former President and Chief Executive Officer, has asserted a claim against the Company that she was constructively discharged and, as a result, she is entitled to a severance payment of approximately $450,000 under her employment agreement. The Company has taken the position that Ms. Vick voluntarily resigned her position and is not entitled to any severance. As of this date, Ms. Vick has not filed a lawsuit against the Company. The Company responded to her demand letter on April 18, 2001, denying liability. Ms. Vick's attorney responded by letter dated May 1, 2001 further asserting liability.

   By letter dated April 27, 2001, Broadvision, Inc. alleged to Brookstone, Inc. that the Company was misusing website-hosting software that Broadvision had licensed to the Company for its own use and benefit by using the software to host the website, Brookstone.com. Broadvision claimed that Brookstone was required to license the software from Broadvision directly, and that Broadvision would pursue legal remedies if it did not receive adequate assurances. By letter dated May 10, 2001, the Company responded to Broadvision, denying wrongdoing and stating that the Company's use of the software on Brookstone.com was consistent with the license. No claims have been filed, and to date the Company has heard nothing further from Broadvision.

   By letter dated April 6, 2001, Verity, Inc. claimed that the Company, in violation of its license agreement with Verity, was sublicensing, renting and transferring rights in Verity software to third parties. Verity demanded as a first step that the Company cease and desist using the Verity product beyond the scope of the license and provide Verity with a usage report. In response, the Company called Verity and explained why the Company does not believe it has misused the license. The Company and Verity agreed that Verity would speak with the Company's Chief Technology Officer regarding the matter. The conversation has not yet been scheduled.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of our security holders during the fourth quarter of the year ended February 28, 2001.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

   Cyberian Outpost, Inc. common stock began trading on the Nasdaq Stock Market on July 31, 1998 under the symbol "COOL." The following table sets forth, for the periods indicated, the high and low sales prices for the common stock, as reported by the Nasdaq National Market.

                                                                 Common Stock
                                                                ---------------
     Fiscal Year Ended February 28, 2001                         High     Low
     -----------------------------------                        ------- -------
     First Quarter ended May 31, 2000.......................... $10.875 $4.0312
     Second Quarter ended August 31, 2000...................... $5.2812 $3.3125
     Third Quarter ended November 30, 2000..................... $4.8125 $1.1562
     Fourth Quarter ended February 28, 2001.................... $2.3125 $ 0.875

     Fiscal Year Ended February 29, 2000
     -----------------------------------
     First Quarter ended May 31, 1999.......................... $ 22.50 $ 11.25
     Second Quarter ended August 31, 1999...................... $ 13.50 $8.1875
     Third Quarter ended November 30, 1999..................... $ 14.75 $  7.81
     Fourth Quarter ended February 29, 2000.................... $13.063 $  7.75

Stockholders

   As of May 23, 2001, there were approximately 332 registered stockholders. However, because brokers and other institutions hold many shares on behalf of the Company's stockholders, the total number of beneficial stockholders is greater than that represented by these registered stockholders.

Dividends

   The Company has not paid cash dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance its growth.

Recent Sales of Unregistered Securities

   In November 2000, the Company issued to the William Morris Agency a warrant to purchase 1,000 shares of Common Stock at an exercise price of $8.44 per share in connection with a marketing agreement. The warrant expires in October 2002. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, as no public offering was involved.

Item 6. SELECTED FINANCIAL DATA

                                                  Years Ended
                               -----------------------------------------------------
                               2/28/2001  2/29/2000  2/28/1999  2/28/1998  2/28/1997
                               ---------  ---------  ---------  ---------  ---------
                                     (in thousands, except per share data)
Statements of Operations
 Data:
Net sales (1)................  $355,198   $190,337   $ 87,745   $ 22,710   $ 10,804
Cost of sales................   302,456    166,847     76,919     20,525      9,535
                               --------   --------   --------   --------   --------
  Gross profit (1)...........    52,742     23,490     10,826      2,185      1,269
Operating expenses:
  Sales and marketing (1)....    57,880     43,399     29,407      5,972      1,421
  General and
   administrative............    13,575      7,401      4,285      1,623        805
  Technology and
   development...............    11,491     10,409      4,646      1,058        382
  Amortization of goodwill...     1,121        --         --         --         --
                               --------   --------   --------   --------   --------
    Total operating
     expenses................    84,067     61,209     38,338      8,653      2,608
                               --------   --------   --------   --------   --------
  Operating loss.............   (31,325)   (37,719)   (27,512)    (6,468)    (1,339)
Other income (expense), net..     1,932      2,103      2,292       (624)         1
                               --------   --------   --------   --------   --------
  Net loss before minority
   interest..................  $(29,393)  $(35,616)  $(25,220)  $ (7,092)  $ (1,338)
Minority interest............      (893)       --         --         --         --
                               --------   --------   --------   --------   --------
  Net loss...................  $(30,286)  $(35,616)  $(25,220)  $ (7,092)  $ (1,338)
                               ========   ========   ========   ========   ========
  Net loss applicable to
   common stockholders (2)...  $(30,286)  $(35,616)  $(26,043)  $ (7,092)  $ (1,338)
                               ========   ========   ========   ========   ========
Basic and diluted net loss
 per common share (2)........  $  (1.01)  $  (1.52)  $  (1.64)  $  (1.07)  $  (0.22)
                               ========   ========   ========   ========   ========
Weighted average basic and
 diluted common shares
 outstanding (2).............    29,893     23,382     15,886      6,633      6,145
                               ========   ========   ========   ========   ========
Pro forma basic and diluted
 net loss per common
 share (3) (unaudited).......                        $ (1.24)   $ (0.86)   $ (0.22)
                                                     ========   ========   ========
Pro forma weighted average
 basic and diluted common
 shares outstanding (3)
 (unaudited).................                          20,312      8,260      6,145
                                                     ========   ========   ========

                                                   As of
                             -------------------------------------------------
                             2/28/2001 2/29/2000 2/28/1999 2/28/1998 2/28/1997
                             --------- --------- --------- --------- ---------
                                              (in thousands)
Balance Sheet Data:
Cash and cash equivalents...  $21,970   $13,293   $26,828   $ 7,325    $ 119
Short term investments......      --      7,694    28,735       --       --
Working capital (deficit)...    9,510    11,033    52,854       824     (182)
Total assets................   89,705    52,878    71,464    10,940      525
Capital lease obligations,
 excluding current portion,
 and other long term debt         389       718       778       136      --
Redeemable convertible
 preferred stock............      --        --        --      5,991      --
Common stock................      317       237       230        67       60
Total stockholders' equity
 (deficit)..................  $41,565   $24,520   $58,421   $(3,671)   $ (33)

--------
(1) Net sales amounts prior to February 28, 2001 have been reclassified to conform to the requirements of Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" and EITF No. 00-14, "Accounting for Certain Sales Incentives". See note 1(f) to our consolidated financial statements.
(2) See Note 1(k) to our consolidated financial statements for an explanation of the determination of the number of common shares used in computing the amount of basic and diluted net loss per common share and net loss applicable to common stockholders.
(3) Pro forma net loss per share has been computed under SFAS No. 128, except that it reflects the conversion of the convertible preferred stock as of the beginning of the earliest period presented or date of issuance, whichever is later. Therefore, the pro forma net loss per share does not include the accretion of or dividends on the Series C Redeemable Convertible Preferred Stock before it converted into common stock upon completion of our initial public offering on August 5, 1998. The pro forma weighted average shares outstanding includes the common stock resulting from the conversion of the convertible stock as of the beginning of the earliest period presented or the date of issuance, whichever is later.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the business, results of operations, and liquidity and capital resources should be read in conjunction with the Financial Statements, including the Notes thereto, included elsewhere in this Form 10-K.

Overview

   Outpost.com, established in 1995, has two primary areas of focus for its business: (i) an industry-leading business-to-consumer retail superstore located at www.Outpost.com; and (ii) eBusiness Services, which provides end-to-end online commerce solutions for other retailers, manufacturers and Web sites.

   The Company is a leading global Internet retailer featuring over 175,000 consumer technology and related products for the home and office. As of February 28, 2001, there were approximately 1.3 million customers worldwide. The Company's online superstore features computers and accessories, software, consumer electronics, cameras, and other high end consumer products for domestic and international customers. The online store features: (i) an easy to navigate, intuitive interface, (ii) extensive product information,
(iii) powerful search capabilities, (iv) competitive pricing and (v) a flexible return policy, including pick-up from any location in the U.S.

   Although the Company has grown rapidly since inception in 1995, it continues to incur significant net losses. As of April 30, 2001, the Company had cash and cash equivalents of approximately $4.7 million, which the Company believes will last until approximately August 2001. In April 2001, the Company initiated a restructuring plan to reduce costs and conserve cash. The restructuring included refocusing of the Company's core retailing business to only the business-to-consumer sector. The refocus included the significant curtailment of the operations of its OutpostPRO (business-to-business) retailing operation, termination of all OutpostPRO employees and the discontinuance of offering product sales to business customers under the Company's former 30 day credit policy. The Company has also reduced its marketing, web site development, technology and operating infrastructure development budgets, reduced staffing levels, and is in the process of terminating facility leases. The Company believes, however, that it will continue to incur substantial operating losses in the near term. The Company's management has focused on attempting to obtain the necessary capital to maintain its operations and is continuing to seek to arrange financing, and explore strategic alternatives, including a possible sale or merger transaction. There can be no assurance, however, that the Company will be able to obtain additional financing or complete a sale or merger transaction on terms that are favorable to the Company and its shareholders, or at all. In addition, on April 23, 2001, the Company received a notice from Nasdaq that it had 90 days to regain compliance with the Nasdaq minimum closing bid price requirement or it would be delisted. These matters raise substantial concerns about the Company's ability to continue as a going concern.

Results of Operations

   The following table sets forth certain items from the statement of operations data as a percentage of net sales for the periods indicated:

                                                          Years Ended
                                                 -------------------------------
                                                 2/28/2001  2/29/2000  2/28/1999
                                                 ---------  ---------  ---------
   Net sales....................................   100.0 %    100.0 %    100.0 %
   Cost of sales................................    85.2       87.7       87.7
                                                   -----      -----      -----
       Gross profit.............................    14.8       12.3       12.3
   Operating expenses:
     Sales and marketing........................    16.3       22.8       33.5
     General and administrative.................     3.8        3.9        4.9
     Technology and development.................     3.2        5.4        5.3
     Amortization of goodwill...................     0.3        --         --
                                                   -----      -----      -----
         Total operating expenses...............    23.6       32.1       43.7
                                                   -----      -----      -----
       Operating loss...........................    (8.8)     (19.8)     (31.4)
   Other income, net............................     0.5        1.1        2.6
                                                   -----      -----      -----
       Net loss before minority interest........    (8.3)     (18.7)     (28.8)
   Minority interest............................    (0.2)       --         --
                                                   -----      -----      -----
       Net loss.................................    (8.5) %   (18.7) %   (28.8)%
                                                   =====      =====      =====

Year Ended February 28, 2001 Compared to the Year Ended February 29, 2000

 Net Sales

   Net sales are comprised of product sales net of provisions for estimated returns and allowances. Net sales also include shipping revenue, advertising revenue derived from vendors that pay for promotional placements on the Company's Web site, and site management fees for hosting and managing partners' Web sites. Product sales are comprised of computers and accessories, software, consumer electronics, cameras, and other high end consumer and business products. Product sales are recognized as revenue when the products are shipped to customers. The Company records a reserve for estimated sales returns at the time of shipment based on historical return rates. The majority of net sales are merchandise to customers using credit cards. The remainder of net sales consists of product sales to customers that are invoiced directly under credit terms, vendor advertising and partner site management fees. Subsequent to year end, the Company ceased granting credit to business customers in conjunction with its restructuring plan (refer to note 12 of the consolidated financial statements).

   As discussed under "Liquidity and Capital Resources" as well as Note 2 of the Company's Consolidated Financial Statements, included elsewhere in this Form 10-K, the Company is currently buying inventory on a cash basis. This is expected to have a significant negative impact on sales in future quarters as the Company may not be able to stock adequate amounts of inventory. This will also likely have a significant negative impact on the Company's gross margin as it may not be able to take advantage of certain volume discounts.

   Net sales increased by $164.9 million to $355.2 million in fiscal 2001 from $190.3 million in fiscal 2000. This increase was primarily a result of increases in new customer sales, new sales from September 8, 2000 through February 28, 2001 from the acquisition of CMPExpress.com on September 8, 2000, repeat purchases from existing customers, the introduction of new product lines and increased revenue from advertising sales, shipping revenue and site management fees. At the end of fiscal 2001, the Company had approximately
1.3 million customer accounts. International sales represented approximately 5% of net sales in fiscal 2001 compared to approximately 8% in fiscal 2000. The decrease in international sales was primarily the result of focusing marketing and promotional activities on the domestic market.

 Cost of Sales and Gross Profit

   Cost of sales consists of the product cost of the merchandise sold. Cost of sales increased by $135.6 million to $302.5 million in fiscal 2001 from $166.9 million in fiscal 2000. This increase was primarily the result of an increase in product sales volume. Gross profit increased by $29.3 million to $52.7 million in fiscal 2001 from $23.4 million in fiscal 2000. This increase was a result of growth in revenues from product sales, advertising sales, shipping revenues, eBusiness Services and improved margins on those revenues. As a percentage of net sales, cost of sales decreased to 85.2% from 87.7% and gross profit increased to 14.8% from 12.3% in fiscal 2001 and fiscal 2000, respectively. The decrease in the cost of sales percentage and the increase in gross profit is attributable to higher margins from existing product lines, introduction of new and higher margin product lines, shipping revenues and fees from eBusiness Services.

   As discussed under "Liquidity and Capital Resources" as well as Note 2 of the Company's Consolidated Financial Statements, included elsewhere in this Form 10-K, the Company is currently buying inventory on a cash basis. This is expected to have a significant negative impact on sales in future quarters as the Company may not be able to stock adequate amounts of inventory. This will also likely have a significant negative impact on the Company's gross margin as it may not be able to take advantage of certain volume discounts.

 Operating Expenses

   Operating expenses consist of sales and marketing expenses, general and administrative expenses, technology and development expenses and amortization of goodwill.

   The Company expects its operating expenses to be negatively impacted in the first quarter of Fiscal 2002 due to its current liquidity situation as well as its restructuring plan as discussed in Notes 2 and 12 of the Company's Consolidated Financial Statements, included elsewhere in this Form 10-K. This will include a restructuring charge currently estimated at $5.1 million and an impairment to goodwill of approximately $15.2 million.

   Operating expenses for the year ended February 28, 2001 are further described as follows:

   Sales and Marketing. Sales and marketing expense consists primarily of three components:

   Direct Selling Expenses. These expenses consist primarily of shipping expense, contract warehouse fulfillment expense and bank and credit card fees.

   Advertising and Promotional Costs. This consists of the expenses relating to both online and offline advertising designed to build the Outpost.com brand, increase customer awareness and drive traffic to the Web site. The types of expenses incurred include fees paid to search engines to more prominently feature Outpost.com products, fees paid to affiliates to refer customers to the Company's Web site, costs to design and send personalized direct marketing email campaigns, the costs associated with maintenance of email customer lists, as well as, to a lesser extent, amounts paid for traditional offline advertising.

   Sales, Marketing and Customer Service Personnel Costs. This includes the salaries and benefits paid to sales, marketing and customer service personnel and the incidental expenses incurred during the course of their business. The Company does not allocate any material amount of common expenses to Sales and Marketing.

   Sales and marketing expenses increased by $14.5 million to $57.9 million in fiscal 2001 from $43.4 million in fiscal 2000. As a percentage of net sales, sales and marketing expense decreased to 16.3% in fiscal 2001 from 22.8% in fiscal 2000. The increase in absolute dollars was primarily the result of an increase in customer service personnel and the variable direct selling expenses described above. The decrease as a percentage of net sales resulted from the Company's ability to leverage sales and marketing expenses such that net sales increased at a higher rate than those expenses.

   General and Administrative. General and administrative expense includes administrative, finance, purchasing, and business development personnel and related costs, depreciation of furniture, office equipment and leasehold improvements, general office expenses, as well as professional fees. General and administrative expense increased by $6.2 million to $13.6 million in fiscal 2001 from $7.4 million in fiscal 2000. As a percentage of net sales, general and administrative expense decreased to 3.8% in fiscal 2001 from 3.9% in fiscal 2000. The dollar increase in general and administrative expense was due to the increases in both executive and administrative personnel, office expenses associated with such personnel, depreciation, and professional and consulting fees. The percentage decrease was the result of the Company's ability to increase revenue without a commensurate increase in corporate expenses.

   Technology and Development. Technology and development expense includes depreciation of hardware and software, systems personnel and related costs, software support, communications expenditures, maintenance on technology development and Web site hosting. Technology and development expense increased by $1.1 million to $11.5 million in fiscal 2001 from $10.4 million in fiscal 2000. As a percentage of net sales, technology and development expense decreased to 3.2% in fiscal 2001 from 5.4% in fiscal 2000. As the Company has expanded, it has added additional hardware, systems and software. As such, the dollar increases in technology and development expense is attributable to increased depreciation, maintainance costs and systems costs on hardware and software. The percentage decrease resulted from the Company's ability to leverage technology and development expenses such that net sales increased at a higher rate than those expenses. In accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and EITF 00-10 "Web site Development Costs", the Company capitalized development related technology activities of approximately $6.4 million in fiscal 2001.

   Amortization of Goodwill. Amortization of goodwill consists of amortization of goodwill incurred in connection with the Company's September 8, 2000 acquisition of CMPExpress.com, Inc., a private Internet retailer of technology products to medium and large businesses. This acquisition was accounted for under the purchase method of accounting for business combinations with goodwill amortized over seven years. On April 13, 2001, in light of our need for additional liquidity, the Company announced a restructuring of the consolidated business (see note 12 of the consolidated financial statements). The impact of the restructuring resulted in the significant curtailment of the OutpostPRO business. Accordingly, an impairment charge of approximately $15.2 million will be taken in the first quarter ending May 31, 2001.

 Other Income, Net

   Other income, net consists of interest income earned on short term investments and overnight investments of cash balances in money market accounts, offset by interest expense primarily attributable to lease financing agreements. Other income, net decreased by $0.2 million to $1.9 million in fiscal 2001 from $2.1 million in fiscal 2000. These changes were primarily a result of lower short term investment balances during fiscal 2001 compared to fiscal 2000.

 Minority Interest

   Minority interest consists of the joint venture partner's share (Tweeter Home Entertainment Group, Inc.) of the net income of Tweeter@Outpost.com, LLC. As a result of an amendment to the joint venture operating agreement, the results of the joint venture were consolidated as of March 1, 2000. The minority interest in income equaled $893,000 in fiscal 2001, reflecting profitable operations of the joint venture.

 Net Loss

   As a result of the foregoing factors, the Company incurred a net loss of $30.3 million in fiscal 2001 compared to a net loss of $35.6 million in fiscal 2000. As a percentage of net sales, net loss declined to 8.5% in fiscal 2001 compared to 18.7% in fiscal 2000.

   The Company expects its net loss to be significant in the first quarter of fiscal 2002 due its current liquidity situation as well as its restructuring plan as disclosed in Notes 2 and 12 of the Company's

Consolidated Financial Statements, included elsewhere in this Form 10-K. This trend will likely continue so long as the Company continues to be required to purchase inventory on a cash basis.

Year Ended February 29, 2000 Compared to the Year Ended February 28, 1999

 Net Sales

   Net sales increased by $102.6 million to $190.3 million in fiscal 2000 from $87.7 million in fiscal 1999. This increase was primarily a result of increases in our customer base and repeat purchases from existing customers. At the end of fiscal 2000, the Company had approximately 630,000 customer accounts. International sales represented approximately 8% of net sales in fiscal 2000 compared to approximately 14% in fiscal 1999. This decrease was primarily a result of an increase in domestic sales attributable to the development and implementation of certain domestic marketing programs during fiscal 2000.

 Cost of Sales and Gross Profit

   Cost of sales increased $89.9 million to $166.8 million in fiscal 2000 from $76.9 million in fiscal 1999. This increase was primarily the result of an increase in product sales volume. Gross profit increased by $12.7 million to $23.5 million in fiscal 2000 from $10.8 million in fiscal 1999. This increase was a result of growth in revenues and improved margins on those revenues. As a percentage of net sales, gross profit remained constant at 12.3% in fiscal 2001 and fiscal 2000, respectively.

 Sales and Marketing

   Sales and marketing expenses increased by $14.0 million to $43.4 million in fiscal 2000 from $29.4 million in fiscal 1999. The increase in absolute dollars is primarily the result of an increase in variable direct selling expenses. As part of its TruePrice program the Company provided free overnight shipping on most purchases. Therefore, this expense increased with additional sales volume. As a percentage of net sales, sales and marketing expense decreased to 22.8% in fiscal 2000 from 33.5% in fiscal 1999. The percentage decrease resulted from the Company's ability to leverage sales and marketing expenses such that net sales increased at a higher rate than those expenses.

 General and Administrative

   General and administrative expense increased by $3.1 million to $7.4 million in fiscal 2000 from $4.3 million in fiscal 1999. The dollar increase in general and administrative expense was due to the increases in both executive and administrative personnel, office expenses associated with such personnel, depreciation, and professional and consulting fees. As a percentage of net sales, general and administrative expense decreased to 3.9% in fiscal 2000 from 4.9% in fiscal 1999. This percentage decrease was due to the Company's ability to increase revenue without a commensurate increase in corporate expenses.

 Technology and Development

   Technology and development expense increased by $5.8 million to $10.4 million in fiscal 2000 from $4.6 million in fiscal 1999. The dollar increases in technology and development expense were primarily a result of increased depreciation, systems and software upgrades and enhancements required to support the growth in visitors to Outpost.com's Web site, as well as increases in systems personnel to maintain and improve Outpost.com's Web site and technology infrastructure. As a percentage of net sales, technology and development expense increased to 5.4% in fiscal 2000 from 5.3% in fiscal 1999. These increases were primarily a result of increased depreciation, systems and software upgrades and enhancements required to support the growth in visitors to Outpsot.com's Web site, as well as increases in systems personnel to maintain and improve Outpsot.com's Web site and technology infrastructure.

 Other Income, Net

   Other income, net consists of interest income the Company earned on short term investments and overnight investments of its cash balances in money market accounts and equity in the net income of Tweeter@Outpost.com, LLC, offset by interest expense attributable to lease financing agreements. Other income, net decreased by $0.2 million to $2.1 million for the year ended February 29, 2000 from $2.3 million for the year ended February 28, 1999 primarily as a result of lower interest income because of lower short term investment balances during the year.

 Net Loss

   As a result of the foregoing factors, the Company incurred a net loss of $35.6 million in fiscal 2000 compared to a net loss of $25.2 million in fiscal 1999.

Liquidity and Capital Resources

   At February 28, 2001, the total cash and short term investment balance was $22.0 million compared to $21.0 million at February 29, 2000. As of April 30, 2001, the Company had a total cash and short term investment balance of $4.7 million.

 Cash Inflows and Outflows

   Details of the cash inflows and outflows are as follows:

   Operating Activities: Cash of $23.1 million was used to fund operations during fiscal 2001. During this period, the principal operating cash requirements were to fund a net loss of $30.3 million, increases in inventories of $1.8 million, and increases in accounts receivable of $6.8 million, partially offset by a net increase in accounts payable and accrued expenses of $7.1 million. The increase in accounts receivable represents an increase in on-account credit sales to small and large businesses, college and university customers and an increase in credit card sales outstanding as these funds are not immediately received from the credit card processors as well as the increase in receivables from Web site advertisers and business partners. The increases in inventories and accounts payable were the result of increased purchasing and sales growth during the course of the fiscal year.

   Investing Activities: Cash of $1.2 million was used for investing activities during fiscal 2001. This consists of proceeds from the sales and maturities of short term investments of $28.7 million and cash acquired from the consolidation of the Tweeter joint venture of $5.7 million, offset by purchases of short term securities of $21.0 million and purchases of property and equipment of $14.6 million.

   Financing Activities: Cash of $33.0 million was generated from financing activities during fiscal 2001. Financing activities included proceeds from issuance of common stock of $35.3 million, offset by a repayment of a line of credit of $1.6 million associated with the CMPExpress acquisition and repayment of capital lease obligations in the amount of $655,000.

 Cash, Cash Equivalents and Commitments

   As of February 28, 2001, there was $22.0 million in cash and cash equivalents compared to $13.3 million at February 29, 2000. As of April 30, 2001, the Company had $4.7 million in cash and cash equivalents.

   As of February 28, 2001, material capital commitments consisted of $1.1 million in obligations outstanding under capital leases and other long term debt.

   On March 10, 2000, a private equity placement was completed and 4,702,900 shares of common stock were issued to institutional investors at a price of $7.87 per share. The Company received proceeds of approximately $35.3 million, net of the underwriting discounts and offering expenses.

   As of February 28, 2001, the Company had a "flooring" credit agreement with Deutsche Financial Services Corporation ("DFS") with a credit limit of $20.0 million. Pursuant to this agreement, DFS, at its option, extended credit to the Company from time to time to purchase inventory from DFS approved vendors. The approved vendors invoiced DFS for these purchases and DFS then invoiced the Company. The Company was required to pay DFS on certain due dates. If payment was made after the required due date, the Company incurred an interest penalty of up to the prime rate plus 6.5%. A pledge of all assets, including a specific pledge of $12 million in a cash instrument, secured this credit facility. Assets excluded from this pledge included Apple Computer products. This arrangement between Apple, DFS and Outpost.com is further described below. For the years ended February 28, 2001 and February 29, 2000, there was an outstanding balance of $9.2 million and $8.5 million, respectively, under this facility. These amounts are included in accounts payable. Subsequent to year end, the Company attempted to renegotiate the terms of this agreement but was unable to negotiate terms with DFS that the Company found to be satisfactory. As a result, the Company terminated its agreement with DFS on April 20, 2001 in order to release the assets pledged under the DFS agreement. In connection with the termination, the Company repaid the $8.1 million outstanding balance.

   The Company is delinquent in paying incurred trade and other debt with vendors and business partners. The Company offered interim payments of 24% of the amounts owed as of April 20, 2001. The Company agreed to make these interim payments in 6 weekly payments of 4% each beginning on April 20, 2001 and each successive Friday thereafter until May 25, 2001. The Company has made five of the 4% payments to date. The Company has not made the payment due on May 25, 2001. Further, the Company has reached no agreement with its creditors regarding the remaining past due balances after the above mentioned payments have been applied. The Company is currently making new purchases on a cash basis.

   On August 9, 2000, a Collateral Subordination Agreement was entered into between Apple Computer, Inc. ("Apple"), DFS and Outpost.com. This was done for the purpose of securing a direct credit facility with Apple. Under the terms of the Collateral Subordination Agreement, Apple has been granted a security interest in certain assets.

   In February 2001, the Company engaged Dain Rauscher Wessels to assist the Company with respect to exploring strategic alternatives. Subsequent to year end, the Company has also taken steps to improve operating results and conserve cash, including the termination of 110 employees, the closing of its leased facilities in Tom's River, New Jersey and Bethel, Connecticut, and the curtailment of the OutpostPRO business. The Company has been unable to secure satisfactory terms for working capital financing or raise additional capital to fund future operations. The Company believes that its current cash and cash equivalents will be sufficient to meet its capital needs only through August 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability of assets that might be necessary should the Company be unable to continue as a going concern.

   In addition, on April 23, 2001, the Company received a notice from the Nasdaq National Market that its common stock had failed to maintain the required minimum closing bid price of $1.00 for a period of 30 consecutive trading days. As a result, Nasdaq has provided the Company 90 calendar days, or until July, 20, 2001, to regain compliance with this requirement or be delisted from trading. In order to regain compliance, the closing bid price of the common stock must stay above $1.00 for 10 consecutive trading days. If the Company is unable to regain compliance with this requirement during this time period, and any appeal to Nasdaq for relief from this requirement is unsuccessful, the Company's common stock will be delisted from trading by the Nasdaq National Market. If this were to happen, trading in the Company's common stock would decrease substantially, or cease altogether, the market price of the common stock may decline further, potentially to zero, and stockholders may lose some or all of their investment. Furthermore, delisting of the Company's common stock from the Nasdaq National Market would inhibit, if not preclude, the Company's ability to raise additional working capital on acceptable terms, if at all.

Recent Accounting Pronouncements

   Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivatives and hedging activities. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to SFAS No. 133. These statements require that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company adopted these standards on March 1, 2001. Management does not believe that these new statements will have a material effect on the consolidated financial position, results of operations or cash flow of the Company.

Forward-Looking Statements

   This report may contain forward-looking statements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described or implied in such forward-looking statements. These statements address or may address the following subjects: the restructuring of the Company's business operations; the Company's ability to continue as a going concern; the possibility of delisting of the Company's common stock from the Nasdaq National Market; the Company's need to buy inventory on a cash basis; the impact on future net sales, gross margin and operating expenses; and the sufficiency of cash and cash equivalents. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others:

  . the Company's ability to obtain additional financing or enter into a sale or merger transaction on favorable terms, or at all;

  .  the uncertainty of the Company's ability to continue as a going concern;

  . the possibility of the delisting of the Company's common stock from The Nasdaq National Market;

  . the effect that the Company's current financial condition will have on the willingness of customers to purchase products from Outpost.com; and

  . the effect that the Company's current financial condition may have on its relationships with vendors and suppliers and their willingness and ability to supply the Company with inventory.

For further information, refer to the more specific factors and uncertainties discussed throughout this report.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  OUTPOST.COM

Index to Consolidated Financial Statements and Consolidated Financial Statement
                                    Schedule

                                                                         Page
                                                                        Number
                                                                        ------
Consolidated Financial Statements:
Independent Auditors' Report...........................................   24
Consolidated Balance Sheets............................................   25
Consolidated Statements of Operations..................................   26
Consolidated Statements of Changes in Redeemable Preferred Stock and
 Stockholders' Equity..................................................   27
Consolidated Statements of Cash Flows..................................   28
Notes to Consolidated Financial Statements.............................   29
Schedule:
Independent Auditors' Report...........................................   45
Schedule II, Accounts Receivable Allowance Valuation and Qualifying
 Accounts..............................................................   46

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Cyberian Outpost, Inc:

   We have audited the accompanying consolidated balance sheets of Cyberian Outpost, Inc. and subsidiaries as of February 28, 2001 and February 29, 2000, and the related consolidated statements of operations, changes in redeemable preferred stock and stockholders' equity and cash flows for each of the years in the three-year period ended February 28, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyberian Outpost, Inc. and subsidiaries as of February 28, 2001 and February 29, 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2001, in conformity with accounting principles generally accepted in the United States of America.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Notes 2 and 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          KPMG LLP

Providence, Rhode Island
May 14, 2001

                                  OUTPOST.COM

                          CONSOLIDATED BALANCE SHEETS

                                                            2/28/2001  2/29/2000
                                                            ---------  ---------
                                                              (in thousands,
                                                             except share and
                                                              per share data)
Assets
Current assets:
  Cash and cash equivalents................................ $ 21,970   $ 13,293
  Short term investments (note 5)..........................      --       7,694
  Accounts receivable, less allowance for doubtful accounts
   of $1,129 in 2001 and $525 in 2000......................   15,762      4,385
  Inventories..............................................   15,234     12,168
  Prepaid expenses and other current assets................      692      1,133
                                                            --------   --------
    Total current assets...................................   53,658     38,673
Property and equipment, net (note 4).......................   20,580     10,545
Investment in joint venture (note 3).......................      --       2,709
Goodwill, net (notes 3 and 12).............................   15,224        --
Other assets...............................................      243        951
                                                            --------   --------
    Total assets........................................... $ 89,705   $ 52,878
                                                            ========   ========
Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of capital lease obligations (note
   7(b))................................................... $    696   $    666
  Accounts payable (note 7(c)).............................   37,372     24,221
  Accrued expenses.........................................    6,080      2,753
                                                            --------   --------
    Total current liabilities..............................   44,148     27,640
Capital lease obligations, excluding current portion, and
 other long term debt (note 7(b))..........................      389        718
                                                            --------   --------
    Total liabilities......................................   44,537     28,358
Minority interest..........................................    3,603        --
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares
 authorized, no shares issued and outstanding..............      --         --
Common stock, $0.01 par value, 50,000,000 shares
 authorized, 31,662,610 shares issued and outstanding at
 February 28, 2001 and 23,765,117 shares issued and
 outstanding at February 29, 2000..........................      317        237
Additional paid-in capital.................................  141,172     93,921
Accumulated deficit........................................  (99,924)   (69,638)
                                                            --------   --------
    Total stockholders' equity.............................   41,565     24,520
                                                            --------   --------
    Total liabilities and stockholders' equity............. $ 89,705   $ 52,878
                                                            ========   ========

          See accompanying notes to consolidated financial statements.

                                  OUTPOST.COM

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Years Ended
                                               -------------------------------
                                               2/28/2001  2/29/2000  2/28/1999
                                               ---------  ---------  ---------
                                                 (in thousands, except per
                                                        share data)
Net sales..................................... $355,198   $190,337    $87,745
Cost of sales.................................  302,456    166,847     76,919
                                               --------   --------   --------
  Gross profit................................   52,742     23,490     10,826
Operating expenses:
  Sales and marketing.........................   57,880     43,399     29,407
  General and administrative..................   13,575      7,401      4,285
  Technology and development..................   11,491     10,409      4,646
  Amortization of goodwill (note 12)..........    1,121        --         --
                                               --------   --------   --------
    Total operating expenses..................   84,067     61,209     38,338
                                               --------   --------   --------
  Operating loss..............................  (31,325)   (37,719)   (27,512)
Other income, net.............................    1,932      2,103      2,292
                                               --------   --------   --------
  Net loss before minority interest........... $(29,393)  $(35,616)  $(25,220)
Minority interest.............................     (893)       --         --
                                               --------   --------   --------
  Net loss.................................... $(30,286)  $(35,616)  $(25,220)
Accretion of premium on preferred stock.......      --         --        (210)
Dividends applicable to preferred
 stockholders.................................      --         --        (613)
                                               --------   --------   --------
  Net loss applicable to common stockholders
   (note 1(k))................................ $(30,286)  $(35,616)  $(26,043)
                                               --------   --------   --------
Basic and diluted net loss per common share... $  (1.01)  $  (1.52)  $  (1.64)
                                               ========   ========   ========
Weighted average basic and diluted common
 shares outstanding...........................   29,893     23,382     15,886
                                               ========   ========   ========


          See accompanying notes to consolidated financial statements.

                                  OUTPOST.COM

            STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK AND
                              STOCKHOLDERS' EQUITY

                       (In thousands, except share data)

                         Redeemable
                       Preferred Stock
                     --------------------
                       Shares     Amount
                     ----------  --------
Balance, February
28, 1998...........     875,000  $  5,991
Sales of Series C
Redeemable
Convertible
Preferred Stock,
net of expenses and
value of warrants
issued.............   1,895,125    13,658
Warrants issued in
connection with
Series C Redeemable
Convertible
Preferred Stock....         --        --
Contingent stock
purchase warrants
issued in
connection with
Series C Redeemable
Convertible
Preferred Stock....         --        --
Conversion of
Debenture to Series
B Convertible
Preferred Stock....         --        --
Accretion on
Redeemable Series C
Convertible
Preferred Stock....         --        210
Dividends on
Redeemable Series C
Convertible
Preferred Stock....         --        613
Conversion of
Convertible
Preferred Stock to
common stock.......  (2,770,125)  (20,472)
Sale of common
stock at initial
public offering,
net of expenses....         --        --
Recognition of
deferred
compensation.......         --        --
Exercise of
employee stock
options............         --        --
Exercise of common
stock warrants.....         --        --
Comprehensive loss
 Net loss..........         --        --
 Change in
 unrealized
 holding loss in
 available for
 sale securities...         --        --
   Comprehensive
   loss............         --        --
                     ----------  --------
Balance, February
28, 1999...........         --        --
Sale of common
stock, net of
expenses...........         --        --
Recognition of
deferred
compensation.......         --        --
Exercise of
employee stock
options............         --        --
Exercise of common
stock warrants.....         --        --
Comprehensive loss
 Net loss..........         --        --
 Change in
 unrealized
 holding loss in
 available for
 sale securities...         --        --
   Comprehensive
   loss............         --        --
                     ----------  --------
Balance, February
29, 2000...........         --        --
Sale of common
stock, net of
expenses...........         --        --
Issuance of common
stock for
acquisitions, net
of expenses........         --        --
Recognition of
deferred
compensation.......         --        --
Exercise of
employee stock
options............         --        --
Net loss...........         --        --
                     ----------  --------
Balance, February
28, 2001...........         --   $    --
                     ==========  ========
                                                  Stockholders' Equity (Deficit)
                     --------------------------------------------------------------------------------------------
                                                                                    Accumulated
                      Preferred Stock       Common Stock    Additional                 Other          Total
                     -------------------- -----------------  Paid-in   Accumulated Comprehensive  Stockholders'
                       Shares    Amount     Shares   Amount  Capital     Deficit   Income (Loss) Equity (Deficit)
                     ----------- -------- ---------- ------ ---------- ----------- ------------- ----------------
Balance, February
28, 1998...........     845,781  $ 2,614   6,680,286  $ 67   $  2,450   $ (8,802)      $ --          $(3,671)
Sales of Series C
Redeemable
Convertible
Preferred Stock,
net of expenses and
value of warrants
issued.............         --       --          --    --         --         --          --              --
Warrants issued in
connection with
Series C Redeemable
Convertible
Preferred Stock....         --       --          --    --         474        --          --              474
Contingent stock
purchase warrants
issued in
connection with
Series C Redeemable
Convertible
Preferred Stock....         --       --          --    --          71        --          --               71
Conversion of
Debenture to Series
B Convertible
Preferred Stock....     163,043      750         --    --         --         --          --              750
Accretion on
Redeemable Series C
Convertible
Preferred Stock....         --       --          --    --        (210)       --          --             (210)
Dividends on
Redeemable Series C
Convertible
Preferred Stock....         --       --          --    --        (613)       --          --             (613)
Conversion of
Convertible
Preferred Stock to
common stock.......  (1,008,824)  (3,364) 11,336,847   113     23,723        --          --           20,472
Sale of common
stock at initial
public offering,
net of expenses....         --       --    4,000,000    40     65,451        --          --           65,491
Recognition of
deferred
compensation.......         --       --          --    --         378        --          --              378
Exercise of
employee stock
options............         --       --      223,650     2        603        --          --              605
Exercise of common
stock warrants.....         --       --      763,961     8         (8)       --          --              --
Comprehensive loss
 Net loss..........         --       --          --    --         --     (25,220)        --          (25,220)
 Change in
 unrealized
 holding loss in
 available for
 sale securities...         --       --          --    --         --         --         (106)           (106)
                                                                                                 ----------------
   Comprehensive
   loss............         --       --          --    --         --         --          --          (25,326)
                     ----------- -------- ---------- ------ ---------- ----------- ------------- ----------------
Balance, February
28, 1999...........         --       --   23,004,744   230     92,319    (34,022)       (106)         58,421
Sale of common
stock, net of
expenses...........         --       --       93,023     1        999        --          --            1,000
Recognition of
deferred
compensation.......         --       --          --    --          57        --          --               57
Exercise of
employee stock
options............         --       --      287,506     3        524        --          --              527
Exercise of common
stock warrants.....         --       --      379,844     3         22        --          --               25
Comprehensive loss
 Net loss..........         --       --          --    --         --     (35,616)        --          (35,616)
 Change in
 unrealized
 holding loss in
 available for
 sale securities...         --       --          --    --         --         --          106             106
                                                                                                 ----------------
   Comprehensive
   loss............         --       --          --    --         --         --          --          (35,510)
                     ----------- -------- ---------- ------ ---------- ----------- ------------- ----------------
Balance, February
29, 2000...........         --       --   23,765,117   237     93,921    (69,638)        --           24,520
Sale of common
stock, net of
expenses...........         --       --    4,709,608    47     35,252        --          --           35,299
Issuance of common
stock for
acquisitions, net
of expenses........         --       --    3,139,666    32     11,897        --          --           11,929
Recognition of
deferred
compensation.......         --       --          --    --          37        --          --               37
Exercise of
employee stock
options............         --       --       48,219     1         65        --          --               66
Net loss...........         --       --          --    --         --     (30,286)        --          (30,286)
                     ----------- -------- ---------- ------ ---------- ----------- ------------- ----------------
Balance, February
28, 2001...........         --   $   --   31,662,610  $317   $141,172   $(99,924)      $ --          $41,565
                     =========== ======== ========== ====== ========== =========== ============= ================

          See accompanying notes to consolidated financial statements.

                                  OUTPOST.COM

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Years Ended
                                                  -------------------------------
                                                  2/28/2001  2/29/2000  2/28/1999
                                                  ---------  ---------  ---------
                                                         (in thousands)
Cash flows from operating activities:
  Net loss....................................... $(30,286)  $(35,616)  $(25,220)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization................    5,275      3,954      1,111
    Amortization of deferred compensation........       37         57        378
    Minority interest income.....................      893        --         --
    Amortization of goodwill.....................    1,121        --         --
    (Gain) loss on sales and maturities of short
     term investments............................       (9)       250         38
    Equity in net income of joint venture........      --        (209)       --
    (Increase) decrease in operating assets, net
     of impact of acquisition:
      Accounts receivable, net...................   (6,787)      (909)    (2,967)
      Inventories................................   (1,820)    (6,418)    (4,339)
      Prepaid expenses and other assets..........    1,333     (1,311)      (655)
    Increase (decrease) in operating liabilities:
      Accounts payable...........................    6,222     15,396      5,565
      Accrued expenses...........................      878       (222)       573
                                                  --------   --------   --------
        Net cash used in operating activities....  (23,143)   (25,028)   (25,516)
                                                  --------   --------   --------
Cash flows from investing activities:
  Purchases of property and equipment............  (14,621)    (7,833)    (4,200)
  Purchases of short term investments............  (20,997)   (11,481)   (40,680)
  Proceeds from sales and maturities of short
   term investments..............................   28,700     32,379     11,801
  Investment in joint venture....................      --      (2,500)       --
  Cash acquired from consolidating joint
   venture.......................................    5,706        --         --
                                                  --------   --------   --------
        Net cash provided by (used in) investing
         activities..............................   (1,212)    10,565    (33,079)
                                                  --------   --------   --------
Cash flows from financing activities:
  Repayment of notes payable.....................      --         --      (2,000)
  Repayment of capital lease obligations and
   other long term debt..........................     (655)      (624)      (201)
  Repayment of line of credit....................   (1,607)       --         --
  Proceeds from issuance of redeemable preferred
   stock.........................................      --         --      13,658
  Proceeds from issuance of common stock
   warrants......................................      --         --         545
  Proceeds from issuance of common stock.........   35,294      1,552     66,096
                                                  --------   --------   --------
        Net cash provided by financing
         activities..............................   33,032        928     78,098
                                                  --------   --------   --------
        Net increase (decrease) in cash and cash
         equivalents.............................    8,677    (13,535)    19,503
        Cash and cash equivalents at beginning of
         period..................................   13,293     26,828      7,325
                                                  --------   --------   --------
        Cash and cash equivalents at end of
         period.................................. $ 21,970   $ 13,293   $ 26,828
                                                  ========   ========   ========

          See accompanying notes to consolidated financial statements.

                                  OUTPOST.COM

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business and Summary of Significant Accounting Policies

 (a) Description of Business

   Cyberian Outpost, Inc. ("Outpost.com", or the "Company") was incorporated in the state of Connecticut on March 6, 1995 and reincorporated in the state of Delaware on July 8, 1998. Outpost.com is a leading global Internet retailer featuring over 175,000 consumer technology and related products for the home and office. As of February 28, 2001, the Company had the following subsidiaries, Tweeter@Outpost.com, LLC, OutpostPRO.com, Inc., Outpost Vendor Supply A, Inc. and Oupost Holdings LLC. Additionally, OutpostPRO.com, Inc. has as wholly owned subsidiaries CMP Internet Development Private LTD and India Parent Co.

 (b) Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 (c) Cash Equivalents

   For purposes of the statements of cash flows, the Company considers all investment instruments with original maturities of three months or less to be cash equivalents. Cash equivalents at February 28, 2001 and February 29, 2000 included investments in overnight repurchase agreements, money market funds and commercial paper.

 (d) Inventories

   Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method.

 (e) Property and Equipment

   Property and equipment are stated at cost. Equipment under capital lease obligations is stated at the lesser of the present value of minimum rental and other lease payments or fair value at the time of acquisition. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets (2-7 years), or over the term of the lease if shorter.

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

   In March 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF Issue 00-2, Accounting for Web Site Development Costs. This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The consensus was effective for Web site development costs incurred for fiscal quarters beginning after June 30, 2000. The adoption of this consensus did not have a material impact on the Company's financial position or its results of operations.

                             CYBERIAN OUTPOST, INC.

 (f) Revenue Recognition

   Net sales are primarily comprised of product sales, net of a provision for estimated returns and allowances. Net sales also include shipping revenue, advertising revenue derived from vendors that pay for promotional placements on the Company's Web site and site management fees derived from hosting and managing its partners' Web sites. Product sales are comprised of computers and accessories, software, consumer electronics, cameras and high end consumer products. Product sales are recognized as revenue when the products are shipped to customers, which coincides with transfer of title. The Company records a reserve for estimated sales returns at the time of shipment based on historical return rates. The majority of net sales are merchandise to customers using credit cards. The remainder is to customers that are invoiced directly under credit terms, amounts received from vendors for advertising, partners for site management fees and shipping revenue.

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). In June 2000, the SEC amended this bulletin as SAB No. 101B which extends the time required to adopt this bulletin. The Company adopted this bulletin during the quarter ended February 28, 2001. There was no material impact to the consolidated financial statements.

   In September 2000, the EITF reached a consensus on EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. There was no consensus reached on the classification of shipping and handling costs. The Company historically has classified shipping and handling revenue as an offset to direct sales and marketing costs. As a result, the Company has reclassified fees generated from shipping from the sales and marketing classification to net sales for all periods presented. The amounts of shipping revenues reclassified to net sales were $2.9 million in fiscal 2001, $1.7 million in fiscal 2000 and $2.5 million in fiscal 1999. The Company classifies the costs related to shipping in and out as well as its warehouse operations as sales and marketing costs. These costs were $27.3 million in fiscal 2001, $10.6 million in fiscal 2000 and $2.8 million in fiscal 1999.

   In May 2000, the EITF reached a consensus on EITF Issue No. 00-14, Accounting for Certain Sales Incentives. This consensus requires that certain sales incentives be classified either as (i) a reduction of revenue (rebates offered at the point of sale) or (ii) cost of sales (offers of free product). The Company has historically classified rebates given to customers as a promotional expense in the sales and marketing classification. The Company adopted EITF Issue No. 00-14 during its quarter ended February 28, 2001. All prior period balances have been reclassified accordingly.

   In July 2000, the EITF reached a consensus on EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. This consensus provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. The adoption of the provisions of this consensus did not change the Company's existing accounting policies.

 (g) Sales and Marketing

   Sales and Marketing expense consists primarily of the following three components:

   Direct Selling Expenses. These expenses consist primarily of shipping expense, contract warehouse fulfillment expense and bank and credit card fees.

   Advertising and Promotional Costs. This consists of both online and offline advertising designed to build the Outpost.com brand, increase customer awareness and drive traffic to the Web site. The types of expenses

                             CYBERIAN OUTPOST, INC.

incurred include fees paid to search engines to more prominently feature Outpost.com products, fees paid to affiliates to refer customers to the Company's Web site, costs to design and send personalized direct marketing email campaigns, the costs associated with maintenance of email customer lists, as well as, to a lesser extent, amounts paid for traditional offline advertising.

   Advertising costs are expensed as incurred. Advertising expenses incurred were $5.4 million, $12.2 million and $8.4 million in 2001, 2000 and 1999, respectively.

   Sales, Marketing and Customer Service Personnel Costs. This includes the salaries and benefits paid to personnel and the incidental expenses incurred during the course of their business. The Company does not allocate any material amount of common expenses to Sales and Marketing.

 (h) Technology and Development

   Technology and Development expense includes depreciation of hardware and software, systems personnel and related costs, software support, communications expenditures, maintenance on technology development and Web site hosting.

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

 (j) Stock-based Compensation

   The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of stock-based awards on the date of grant. For employee stock-based awards, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net earnings disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 to employee awards and provide the pro forma disclosure of SFAS No. 123.

   The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the grant date fair value of the equity instruments issued until date performance commitment is reached or performance commitment is complete, whichever is more reliably measurable.

 (k) Basic and Diluted Net Loss Per Common Share

   Basic and diluted net loss per share is presented under the provisions of SFAS No. 128, Earnings per Share. As the Company has been in a net loss position for all periods presented, common stock equivalents of 6,100,848, 5,496,892, and 5,243,790 for fiscal years 2001, 2000 and 1999, respectively, were excluded from the diluted net loss per share calculation as they would be antidilutive. As a result, diluted net loss per share is the same as basic net loss per share, and has not been presented separately.

                             CYBERIAN OUTPOST, INC.

   In accordance with SFAS No. 128, for fiscal 1999, the net loss applicable to common stockholders includes the accretion of and dividends on the Series C Redeemable Convertible Preferred Stock through August 5, 1998, the date of conversion to Common Stock. Weighted average shares outstanding includes the Common Stock resulting from the conversion of the Series A and Series B Convertible Preferred Stock and Series C Redeemable Convertible Preferred Stock ("Convertible Stock") from the date of conversion through the end of the year.

   Net loss for fiscal 1999 has been increased by $823,000 to arrive at net loss applicable to common stockholders, to give effect to $613,000 of dividends and $210,000 of accretion on the Redeemable Series C Convertible Preferred Stock.

 (l) Supplemental Disclosure of Non-Cash Investing and Financing Activities

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

   During the year ended February 28, 2001, the Company issued 3,139,666 shares of common stock in connection with the acquisition of CMPExpress.

   The Company acquired office equipment, furniture and fixtures and leasehold improvements by incurring capital lease obligations of $224,000, $729,000, and $1,242,000, in the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively.

 (m) Supplemental Disclosure of Cash Paid for Interest

   During the years ended February 28, 2001, February 29, 2000 and February 28, 1999, the Company paid cash for interest of $391,000, $132,000 and $69,000, respectively.

 (n) Comprehensive Income

   The Company has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. During fiscal 2000 and 1999, comprehensive income consisted of net loss and net unrealized losses on securities and is presented in the statements of redeemable preferred stock and changes in stockholders' equity. During fiscal 2001, comprehensive income equals the net loss. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations.

 (o) Investment Securities

   Investment securities at February 29, 2000 consisted of short term corporate and government-backed debt instruments with a minimum rating of AA. The Company classifies its debt securities as available-for-sale. All investments at February 28, 2001 were cash equivalents.

                             CYBERIAN OUTPOST, INC.

   Unrealized gains and losses, net of related tax effect, on holdings of available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive loss until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

   A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

 (p) Reclassifications

   Certain prior year balances have been reclassified to conform with the current year's presentation.

 (q) lntangible Assets

   Intangible assets includes goodwill resulting from business combinations as counted for using the purchase method of accounting. Goodwill was amortized over a seven-year period in 2001 (note 1(r)).

 (r) Goodwill

   Goodwill, which represents the excess of purchase price over fair value of net assets acquired of CMPExpress.com is amortized on a straight-line basis over the expected periods to be benefited, or seven years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting a risk adjusted rate of return. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Goodwill is presented net of accumulated amortization of $1.1 million at Feruary 28, 2001.

   Goodwill is reviewed for impairment whenever events or circumstances indicate its carrying value may not be recoverable. On April 13, 2001, the Company announced a restructuring of the consolidated business in order to reduce expenses, improve working capital and liquidity, and refocus the business on individual consumers. The restructuring included the significant curtailment of the operations of its subsidiary, OutpostPRO.com, termination of all OutpostPRO employees, and the discontinuance of offering product sales to business customers under the Company's former 30 day credit policy. All business customers are now required to purchase products using a credit card. As a result of this change in payment terms and the termination of the entire sales force, sales to business customers since April 13, 2001 have declined dramatically, and are expected to be insignificant for the year ending February 28, 2002. In connection with the restucturing in April 2001, the Company will incur an impairment charge of approximately $15.2 million during the first quarter ending May 31, 2001 (see also Note 12-Subsequent Events).

(2) Liquidity

   The Company has experienced significant operating losses since inception. Since July 1998, the Company has utilized a flooring agreement with Deutsche Financial Services Corporation ("DFS") in order to finance inventory purchases (note 7(c)). As of February 28, 2001, the available credit under the flooring line was $20.0 million. Subsequent to year end, the Company was unable to negotiate terms with DFS that the Company found to be satisfactory. As a result, the Company terminated its agreement with DFS on April 20, 2001 in order to release the assets pledged under the DFS agreement. In connection with the termination, the Company repaid the $8.1 million outstanding balance.

   The Company is delinquent in paying incurred trade and other debt with vendors and business partners. The Company offered interim payments of 24% of the amounts owed as of April 20, 2001. The Company agreed to make these interim payments in 6 weekly payments of 4% each beginning on April 20, 2001 and

                             CYBERIAN OUTPOST, INC.

each successive Friday thereafter until May 25, 2001. The Company has made five of the 4% payments to date. The Company has not made the payment due on May 25, 2001. Further, the Company has reached no agreement with its creditors regarding the remaining past due balances after the above mentioned payments have been applied. The Company is currently making new purchases on a cash basis.

   In February 2001, the Company engaged Dain Rauscher Wessels to assist the Company with respect to exploring strategic alternatives. Subsequent to year end, the Company has also taken steps to improve operating results and conserve cash. This included refocusing the Company's core business to only the business-to-consumer sector. The refocus included the significant curtailment of the operations of its OutpostPRO (business-to-business) operation, termination of all OutpostPRO employees and the discontinuance of offering product sales to business customers under the Company's former 30 day credit policy. The Company has also reduced its marketing, web site development, technology and operating infrastructure development budgets, reduced staffing levels, and is in the process of terminating facility leases (see also Note 12-Subsequent Events). The Company has been unable to secure satisfactory terms for working capital financing or raise additional capital to fund future operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets that might be necessary should the Company be unable to continue as a going concern.

(3) Business Combinations and Related Party Transactions

   On October 1, 1999, the Company formed a joint venture, Tweeter@Outpost.com, LLC with Tweeter Home Entertainment Group, Inc. ("Tweeter"). Tweeter@Outpost.com, LLC operates a fully authorized Internet consumer electronics retail destination. The Company contributed $2.5 million in cash. At February 28, 2001, both partners held 50% of the voting stock of the joint venture and the Company had an ownership interest in the joint venture of approximately 50%. There could be future dilution of the Company's interests if further investments are made in the joint venture.

   As of March 1, 2000, the joint venture agreement between the Company and Tweeter was amended. The effect of this amendment was to change certain provisions regarding governance of the joint venture. As such, the Company, as of March 1, 2000, began consolidating the financial statements of Tweeter@Outpost.com, LLC with those of Outpost.com as a controlled subsidiary. All intercompany transactions have been eliminated.

   On September 8, 2000, the Company completed the acquisition of CMPExpress, a private Internet retailer of technology products to medium and large businesses. The Company has operated the business of CMPExpress as a subsidiary of Outpost.com, which has been named OutpostPRO.com, Inc. As a result of the acquisition, Outpost.com issued 3,139,666 shares of its common stock, valued at approximately $11.9 million, which is net of transaction fees. The results of operations of the acquired company are included in the Company's consolidated financial results starting on the date of acquisition. The acquisition was accounted for under the purchase method of accounting for business combinations. The excess of the purchase price over the fair value of net assets acquired is included in goodwill in the accompanying consolidated balance sheets and is being amortized over seven years.

   The purchase price for the acquisition of CMPExpress has been allocated approximately as shown in the following table:

                                                                  (In thousands)
      Goodwill...................................................    $ 16,344
      Property and equipment.....................................         464
      Line of credit.............................................      (1,607)
      Working capital deficit....................................      (3,201)
                                                                     --------
      Purchase price.............................................    $(12,000)
                                                                     ========

                             CYBERIAN OUTPOST, INC.

   The following unaudited pro forma financial information presents the combined results of operations of the Company and CMPExpress as if the acquisition had occurred as of the beginning of fiscal year 2001, after giving effect to the adjustment for amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and CMPExpress operated as a single entity during such periods.

                                                               Years Ended
                                                           --------------------
                                                           2/28/2001  2/29/2000
                                                           ---------  ---------
                                                             (in thousands,
                                                            except per share
                                                                  data)
   Net sales.............................................  $391,321   $231,441
   Net loss..............................................  $(35,043)  $(39,728)
   Basic and diluted net loss per common share...........  $  (1.17)  $  (1.50)

(4) Property and Equipment

   Property and equipment consist of the following at February 28, 2001 and February 29, 2000:

                                                                 2001    2000
                                                                ------- -------
                                                                (in thousands)
   Computers................................................... $12,424 $ 5,070
   Software....................................................  14,464   7,353
   Office equipment............................................     705     570
   Furniture and fixtures......................................   1,336     801
   Leasehold improvements......................................   2,185   2,010
                                                                ------- -------
                                                                 31,114  15,804
   Less accumulated depreciation and amortization..............  10,534   5,259
                                                                ------- -------
                                                                $20,580 $10,545
                                                                ======= =======

(5) Short Term Investments

   The Company did not have any short term investments as of February 28, 2001. Proceeds from the sale of investment securities available for sale were $31.0 million and $6.9 million in fiscal years 2001 and 2000, respectively.

   The amortized cost, gross unrealized holding gains, gross unrealized holding losses, fair value for available-for-sale securities and their maturity dates by major security type at February 29, 2000 were as follows:

                                     Gross      Gross
                                   Unrealized Unrealized
                         Amortized  Holding    Holding    Fair
                           Cost      Gains      Losses   Value       Maturity
                         --------- ---------- ---------- ------ -------------------
                                               (in thousands)
At February 29, 2000


Commercial Paper........  $  477      $ 19       $--     $  496 Due within one year
Corporate debt
 securities.............   2,067       --         (19)    2,048 Due within one year
Municipal debt
 securities.............   5,150       --         --      5,150 Due within one year
                          ------      ----       ----    ------
                          $7,694      $ 19       $(19)   $7,694
                          ======      ====       ====    ======

                             CYBERIAN OUTPOST, INC.

(6) Common Stock

 (a) Common Stock Warrants

   In December 1997, the Company issued a warrant to purchase 355,707 shares of Common Stock at an exercise price of $2.6533 per share in connection with a marketing agreement. The warrant expires in December 2007. This warrant was still outstanding as of February 28, 2001.

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

   In February 1998, the Company issued a warrant to purchase 157,500 shares of Common Stock at an exercise price of $2.6667 per share to an investment banker in connection with the Redeemable Series C Convertible Preferred Stock financing. In March 1998 and also in connection with the sale of the Redeemable Series C Convertible Preferred Stock, the Company issued to an investment banker warrants to purchase 316,811.25 shares of Common Stock at an exercise price of $2.6667 per share. The warrants were exercised in July 1999 through a net cashless exercise.

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


 (b) Common Stock Options

   During the year ended February 28, 1999, the Company's stockholders approved the 1998 Employee, Director and Consultant Stock Plan that authorizes the grant of options for up to 3,186,000 shares. During the years ended February 28, 2001 and February 29, 2000 the Company's shareholders approved the increase of the amount of shares reserved for the 1998 Employee, Director and Consultant Stock Plan by 900,000 shares and 2,000,000 shares to an aggregate reserve of 6,086,000. During the year ended February 28, 1998, the Company's stockholders approved the 1997 Stock Option Plan and the 1998 Stock Option Plan (collectively "the Plans"). The 1997 and 1998 Plans authorized the grant of options for up to 900,000 shares and 1,620,000 shares, respectively, of Common Stock.

   Options granted under the Plans are either (a) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986 ("the Code") or (b) non-qualified options. Incentive stock

                             CYBERIAN OUTPOST, INC.

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

                                                      2001      2000      1999
                                                    --------  --------  --------
Net loss applicable to
 common stockholders.... As reported                $(30,286) $(35,616) $(26,043)
                         Pro forma for SFAS No. 123 $(35,400) $(47,478) $(35,938)
Basic and diluted loss
 per share.............. As reported                $  (1.01) $  (1.52) $  (1.64)
                         Pro forma for SFAS No. 123 $  (1.18) $  (2.03) $  (2.26)

   The weighted average fair value of options granted during 2001, 2000 and 1999 was $3.04, $7.23, and $12.04 per share, respectively. The Company estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

                                                       2001     2000     1999
                                                      -------  -------  -------
     Expected volatility.............................     130%      70%      70%
     Dividend yield..................................       0%       0%       0%
     Risk-free interest rate.........................     5.3%     6.4%     5.5%
     Expected life................................... 8 years  7 years  7 years

   A summary of the status of the Company's stock option plans as of February 28, 2001, February 29, 2000 and February 28, 1999 and changes during the years then ended is presented below:

                                 2001                 2000                 1999
                          -------------------- -------------------- -------------------
                                      Weighted             Weighted            Weighted
                                      Average              Average             Average
                                      Exercise             Exercise            Exercise
                            Shares     Price     Shares     Price    Shares     Price
                          ----------  -------- ----------  -------- ---------  --------
Outstanding at beginning
 of year................   5,141,185   $10.40   4,404,350   $11.98  1,719,000   $ 1.49
Granted.................   2,239,334     3.31   2,816,050     9.59  3,054,800    16.81
Exercised...............     (48,219)    1.35    (287,506)    1.83   (223,650)    2.71
Terminated..............  (1,588,160)    8.25  (1,791,709)   14.14   (145,800)    3.65
                          ----------           ----------           ---------
Outstanding at end of
 year...................   5,744,141     8.25   5,141,185    10.40  4,404,350    11.98
                          ==========           ==========           =========
Exercisable at end of
 year...................   2,766,587   $10.41   1,285,958   $11.99    391,981   $ 5.05
                          ==========           ==========           =========
Shares reserved at end
 of year................   2,302,485              116,150             932,200
                          ==========           ==========           =========

                             CYBERIAN OUTPOST, INC.

   The following table summarizes information about stock options outstanding at February 28, 2001:

                                         Weighted
                                          Average
                                         Remaining  Weighted             Weighted
                                        Contractual Average              Average
                              Shares       Life     Exercise   Shares    Exercise
 Range of Exercise Prices   Outstanding   (years)    Price   Exercisable  Price
 ------------------------   ----------- ----------- -------- ----------- --------
 $0.73....................         548      9.5      $ 0.73         548   $ 0.73
 1.13 to 1.53.............   1,362,060      8.4        1.32     548,243     1.40
 2.67 to 3.03.............     304,450      9.3        2.96      21,050     2.67
 4.00 to 4.69.............   1,038,700      9.3        4.37      87,491     4.43
 7.66 to 10.20............   1,168,740      4.1        8.45     900,934     8.40
 10.21 to 12.75...........     494,665      8.4       11.38     247,043    11.39
 12.76 to 15.30...........      69,550      8.1       12.88      36,750    12.88
 15.30 to 17.85...........      21,528      6.9       15.96      21,528    15.96
 17.85 to 20.40...........   1,255,400      7.4       18.07     891,000    18.04
 22.95 to 25.50...........      28,500      7.6       25.50      12,000    25.50
                             ---------                        ---------
                             5,744,141      7.5      $ 8.25   2,766,587   $10.41
                             =========                        =========

 (c) Common Stock

   In March 2000, the Company completed a private equity placement and issued 4,702,900 shares of its common stock to institutional investors at a price of $7.87 per share, reflecting a 5% discount of the market price at the date of issue. The Company received approximately $35.3 million of proceeds, net of the underwriting discount and offering expenses.

   In September 2000, the Company issued 3,139,666 shares of its common stock in connection with the acquisition of CMPExpress. See note 3 for further discussion regarding the CMPExpress acquisition.

   During the years ended February 28, 2001 and February 29, 2000, the Company issued 14,308 and 451,647 shares, respectively, of common stock to employees and consultants in exchange for services. The Company recorded expense of $41,000 and $259,000, respectively, in the corresponding periods related to these stock issuances.

(7) Commitments

 (a) Operating Leases

   The Company is obligated under several operating leases for space rented at its corporate headquarters as well as its sales and customer service centers. The Company is also obligated for various vehicle and office equipment leases that expire at various dates during the next five years. The building leases require the Company to pay certain costs such as maintenance and insurance. Rental payments for the vehicle lease include minimum rentals plus contingent rentals based on mileage. Rental expense for operating leases was $740,000, $455,000, and $193,000 in 2001, 2000 and 1999, respectively.

                             CYBERIAN OUTPOST, INC.

   Future minimum lease payments under noncancelable operating leases with initial terms in excess of one year are as follows at February 28, 2001:

   Fiscal year ending
   ------------------                                             (in thousands)
   February 28, 2002.............................................     $1,011
   February 28, 2003.............................................        851
   February 29, 2004.............................................        614
   February 28, 2005.............................................        380
   February 28, 2006 and thereafter..............................         21
                                                                      ------
                                                                      $2,877
                                                                      ======

   (b) Capital Leases and Other Long Term Debt

   The Company has capital lease arrangements for certain computers, furniture and fixtures, and telephone equipment. The assets have an aggregate capitalized cost of $2.4 million and related accumulated depreciation of $1.5 million as of February 28, 2001. Future minimum lease payments under capital lease obligations are as follows at February 28, 2001:

   Year ending
   -----------                                                    (in thousands)
   February 28, 2002............................................      $  758
   February 28, 2003............................................         239
   February 29, 2004............................................         116
   February 28, 2005............................................          44
   February 28, 2006............................................           3
                                                                      ------
   Subtotal.....................................................       1,160
   Less amount representing interest............................         108
                                                                      ------
   Present value of future minimum lease payments...............       1,052
   Less current portion.........................................         696
                                                                      ------
   Long-term portion............................................      $  356
                                                                      ======

   The Company also has a note payable of $33,000 due in 2005. This has been classified as other long term debt on the balance sheet.

 (c) Flooring Line

   As of February 28, 2001, the Company had a "flooring" credit agreement with Deutsche Financial Services Corporation ("DFS") with a credit limit of $20.0 million. Pursuant to this agreement, DFS, at its option, extended credit to the Company from time to time to purchase inventory from DFS approved vendors. The approved vendors invoiced DFS for these purchases and DFS then invoiced the Company. The Company was required to pay DFS on certain due dates. If payment was made after the required due date, the Company incurred an interest penalty of up to the prime rate plus 6.5%. A pledge of all assets, including a specific pledge of $12 million in a cash instrument, secured this credit facility. Assets excluded from this pledge included Apple Computer products. This arrangement between Apple, DFS and Outpost.com is further described below. For the years ended February 28, 2001 and February 29, 2000, there was an outstanding balance of $9.2 million and $8.5 million, respectively, under this facility. These amounts are included in accounts payable. Subsequent to year end, the Company attempted to renegotiate the terms of this agreement but was unable to negotiate terms with DFS that the Company found to be satisfactory. As a result, the Company terminated its agreement with DFS on April 20, 2001 in order to release the assets pledged under the DFS agreement. In

                             CYBERIAN OUTPOST, INC.

connection with the termination, the Company repaid the $8.1 million outstanding balance. As a result of terminating the flooring agreement, purchases made from major inventory suppliers are now paid based on cash in advance or vendor required terms.

   On August 9, 2000, a Collateral Subordination Agreement was entered into between Apple Computer, Inc. ("Apple"), DFS and Outpost.com. This was done for the purpose of securing a direct credit facility with Apple. Under the terms of the Collateral Subordination Agreement, Apple has been granted a security interest in certain assets.

 (d) Legal Proceedings

   The Company, from time to time, is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position and results of operations.

(8) Income Taxes

   No provision for federal or state income taxes have been recorded as the Company incurred net operating losses for all periods presented. This differed from the expected tax benefit computed by applying the statutory rate of 34 percent to the net loss before taxes as a result of the following:

                                                     2001      2000     1999
                                                    -------  --------  -------
                                                         (in thousands)
Computed "expected" tax benefit.................... $(9,994) $(12,109) $(8,575)
Increase (reduction) in income taxes resulting
 from:
  Change in the valuation allowance................  11,026    13,149   10,211
  State and local income taxes, net of federal
   income tax benefit..............................    (824)   (1,083)  (1,665)
  Nondeductible goodwill amortization..............     381       --       --
  Other, net.......................................    (589)       43       29
                                                    -------  --------  -------
                                                    $   --   $    --   $   --
                                                    =======  ========  =======

                             CYBERIAN OUTPOST, INC.

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 28, 2001 and February 29, 2000 are presented below:

                                                              2001     2000
                                                             -------  -------
                                                             (in thousands)
   Deferred tax assets:
     Accounts receivable, principally due to allowance for
      doubtful accounts..................................... $   415  $   193
     Inventories, principally due to reserves...............     149       38
     Federal and state net operating loss carryforwards.....  40,239   26,222
     Property and equipment, principally due to differences
      in depreciation.......................................     --       117
     Other assets...........................................     589      226
     Other accrued liabilities..............................     136       74
     Stock-based compensation...............................     550      550
                                                             -------  -------
       Gross deferred tax assets............................  42,078   27,420
     Less valuation allowance against deferred tax assets...  40,573   27,326
                                                             -------  -------
                                                               1,505       94
                                                             -------  -------
   Deferred tax liabilities:
     Difference in basis of joint venture...................    (148)     (77)
     Prepaid expenses.......................................      (7)     (17)
     Property and equipment, principally due to differences
      in depreciation.......................................  (1,350)     --
                                                             -------  -------
       Total deferred tax liabilities.......................  (1,505)     (94)
                                                             -------  -------
       Net deferred tax asset............................... $   --   $   --
                                                             =======  =======

   The valuation allowance for deferred tax assets as of February 28, 2001 and February 29, 2000 was $40.6 million and $27.3 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Taxable losses for the years ended February 28, 2001, February 29, 2000 and February 28, 1999 were $32.5 million, $34.8 million and $25.4 million, respectively. Based upon the historical taxable losses of the company, the limitations imposed on the future utilization of such losses, and the uncertainty of generating sufficient taxable income of an appropriate character over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at February 28, 2001.

   Subsequent recognized tax benefits relating to the valuation allowance for deferred tax assets as of February 28, 2001 will be allocated as follows:

                                                                (in thousands)
Income tax benefit that would be reported in the consolidated
 statement of operations.......................................    $36,752
Goodwill.......................................................      2,220
Additional paid-in capital.....................................      1,601
                                                                   -------
                                                                   $40,573
                                                                   =======

   At February 28, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $108.2 million which are available to offset future federal taxable income, if any, through

                             CYBERIAN OUTPOST, INC.

2021. At February 28, 2001, the Company also has net operating loss carryforwards for state income tax purposes of approximately $42.9 million, $8.4 million and $1.8 million in Connecticut, Ohio and Pennsylvania, respectively, which are available to offset future state taxable income, if any, through 2021, 2016 and 2011, respectively. However, the utilization of these net operating losses may be limited pursuant to Internal Revenue Code
Section 382 as a result of prior and future ownership changes.

(9) 401 (k) Savings Plan

   The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. The Company has not made any contributions to the 401(k) Plan for the three-year period ended February 28, 2001.

   In connection with the acquisition of CMPExpress, the Company assumed the CMPExpress retirement savings plan, which was established under Section 401 (k) of the Internal Revenue Code (the "CMP 401 (k) Plan"). The Company continued to make Company contributions to the CMP 401 (k) Plan from September 8, 2000 to December 31, 2000. Subsequent to December 31, 2000, the CMP 401 (k) Plan will be merged into the 401 (k) Plan.

(10) Segment Data

   The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 requires the use of the "management approach" in disclosing segment information, based largely on how senior management generally analyzes business operations.

   Segment selection is based upon the internal organizational structure, the manner in which these operations are managed and their performance evaluated by management, the availability of separate financial information, and overall materiality considerations. Management does review revenue and margin by product category and business line. However, employee headcount and operating costs are managed by functional areas, rather than by revenue segments and are only reviewed on a company-wide basis. Therefore, for the years ended February 28, 2001, February 29, 2000 and February 28, 1999, the Company operated in only one segment.

   There were no sales to any individual customer during any of the years in the three-year period ended February 28, 2001 that represented 10% or more of net sales. The Company has no material long-lived assets located in foreign countries. The Company attributes net sales to an individual country based upon the location of the customer.

   The Company operates in one principal business segment across domestic and international markets. International sales all emanate from the United States, and represented approximately 5%, 8%, and 14% of net sales for the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively.

   Summary geographic net sales information is as follows:

                                                           Years ended,
                                                   -----------------------------
                                                   2/28/2001 2/29/2000 2/28/1999
                                                   --------- --------- ---------
                                                          (in thousands)
United States..................................... $337,641  $175,553   $75,515
All foreign countries.............................   17,557    14,784    12,230
                                                   --------  --------   -------
                                                   $355,198  $190,337   $87,745
                                                   ========  ========   =======

                             CYBERIAN OUTPOST, INC.

(11) Quarterly Results (Unaudited)

   The following tables contain selected unaudited Consolidated Statement of Operations data for each quarter of fiscal years 2001 and 2000. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                         Year Ended February 28, 2001
                                -----------------------------------------------
                                1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
                                ----------- ----------- ----------- -----------
                                     (in thousands, except loss per share)
Net sales (1).................    $64,994     $72,765     $96,522    $120,917
Gross profit..................      8,699      10,682      15,183      18,176
Net loss......................     (7,365)     (6,667)     (6,091)    (10,163)
Basic and diluted net loss per
 share (2)....................    $ (0.26)    $ (0.23)    $ (0.19)   $  (0.32)
Shares used in computation of
 basic and diluted net loss
 per share....................     28,014      28,482      31,407      31,669


                                         Year Ended February 28, 2000
                                -----------------------------------------------
                                1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
                                ----------- ----------- ----------- -----------
                                     (in thousands, except loss per share)
Net sales (1).................    $33,292     $36,992     $43,575    $ 76,478
Gross profit..................      4,025       4,523       5,492       9,450
Net loss......................     (8,855)     (8,393)     (8,543)     (9,825)
Basic and diluted net loss per
 share (2)....................    $ (0.38)    $ (0.36)    $ (0.36)   $  (0.41)
Shares used in computation of
 basic and diluted net
 loss per share...............     23,024      23,252      23,559      23,697

--------
(1) Net sales numbers may not reflect previously reported numbers, because, as disclosed in note 1, the Company has reclassified shipping revenue from an offset to sales and marketing expense to net sales (EITF 00-10) and rebates from sales and marketing expense to net sales (EITF 00-14). Both issues were adopted in the fourth quarter of fiscal 2001. All prior period balances have been reclassified accordingly.
(2) EPS is computed individually for each period. Therfore, the sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods, due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

(12) Subsequent Events

 (a) Restructuring

   On April 13, 2001, as a result of recurring losses from operations and the Company's inability to secure satisfactory terms for working capital financing or raise additional equity, the Company implemented a restructuring plan that included the closure of facilities in Tom's River, New Jersey and Bethel, Connecticut, termination of 110 employees, lease terminations, severance payments and other related costs. The Company has also reduced its marketing, web site development, technology and operating infrastructure development budgets. The Company has refocused its core business to only the business-to-consumer sector. The refocus included the significant curtailment of the operations of its OutpostPRO (business-to-business) operation, termination of all OutpostPRO employees and the discontinuance of offering product sales to business customers under the Company's former 30 day credit policy. All business customers are now required to purchase products using a credit card. As a result of this change in payment terms and the termination of the entire sales force, sales to business customers since April 13, 2001 have declined dramatically, and are projected to be insignificant for the next fiscal year. In light of the refocus of the consolidated Company, the

                             CYBERIAN OUTPOST, INC.

unamortized goodwill was deemed impaired by the Company and will be recorded as an impairment charge during the first quarter ending May 31, 2001.

(b) Notification of Potential Nasdaq Delisting

   On April 23, 2001, the Company received a notice from the Nasdaq National Market that its common stock had failed to maintain the required minimum closing bid price of $1.00 for a period of 30 consecutive trading days. As a result, Nasdaq has provided the Company 90 calendar days, or until July, 20, 2001, to regain compliance with this requirement or be delisted from trading. In order to regain compliance, the closing bid price of the common stock must stay above $1.00 for 10 consecutive trading days. If the Company is unable to regain compliance with this requirement during this time period, and any appeal to Nasdaq for relief from this requirement is unsuccessful, the Company's common stock will be delisted from trading by the Nasdaq National Market. If this were to happen, trading in the Company's common stock would decrease substantially, or cease altogether, the market price of the common stock may decline further, potentially to zero, and stockholders may lose some or all of their investment. Furthermore, delisting of the Company's common stock from the Nasdaq National Market would inhibit, if not preclude, the Company's ability to raise additional working capital on acceptable terms, if at all.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Cyberian Outpost, Inc:

   Under date of May 14, 2001, we reported on the consolidated balance sheets of Cyberian Outpost, Inc. and subsidiaries as of February 28, 2001 and February 29, 2000, and the related consolidated statements of operations, changes in redeemable preferred stock and stockholders' equity and cash flows for each of the years in the three-year period ended February 28, 2001, which is included in the Annual Report on Form 10-K for the year ended February 28, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in Item 8. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic consolidated statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   The audit report on the consolidated financial statements of Cyberian Outpost, Inc. and subsidiaries referred to above contains an explanatory paragraph that states that the Company's recurring losses from operations and working capital deficiency raise substantial doubt about the Company's ability to continue as a going concern. The financial statement schedule included in the Annual Report on Form 10-K does not include adjustments that might result from the outcome of this uncertainty.

                                          KPMG LLP

Providence, Rhode Island
May 14, 2001

  SCHEDULE II, ACCOUNTS RECEIVABLE ALLOWANCE VALUATION AND QUALIFYING ACCOUNTS

                                                Additions
                         Balance at Charged to  Charged to             Balance at
                         Beginning   Cost and     Other                  End of
      Description        of Period   Expenses  Accounts (1) Deductions   Period
      -----------        ---------- ---------- ------------ ---------- ----------
                                              (in thousands)
Year ended February 28,
 2001...................    $525       $778        $799       $(973)     $1,129
Year ended February 29,
 2000...................    $212       $760        $--        $(447)     $  525
Year ended February 28,
 1999...................    $ 47       $228        $--        $ (63)     $  212

--------
(1) Represents the beginning bad debt allowance of a business acquired during the period.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Information About Directors and Executive Officers" and "Other Matters--Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

   The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Information About Cyberian Outpost Common Stock Ownership" in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Related Party Transactions" and "Executive Compensation--Employment Contracts and Change of Control Arrangements" in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

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

   Item 14(a)(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

  Exhibit
  Number                               Description
  -------                              -----------
     +3.1   Restated Certificate of Incorporation (Exhibit 4.2).
   ***3.2   Restated By-laws of Cyberian Outpost (Exhibit 3.1).
     *4.1   Form of Common Stock Certificate (Exhibit 4.1).
     &4.2   Registration Rights Agreement dated as of March 10, 2000 among
            Cyberian Outpost and the investors named therein (Exhibit 4.5).
    &&4.3   Registration Rights Agreement dated as of September 9, 2000 among
            Cyberian Outpost and the investors named therein (Exhibit 4.5).
    *10.1   Lease, dated December 2, 1997, between Barton Kent LLC and
            Cyberian Outpost (Exhibit 10.1).
    *10.2   Lease, dated December 2, 1997, between Barton Kent LLC and
            Cyberian Outpost (Exhibit 10.2).
    *10.3   Lease, dated February 16, 1998, between Barton Kent LLC and
            Cyberian Outpost (Exhibit 10.3).
    *10.4   Lease, dated May 4, 1998, between Barton Kent LLC and Cyberian
            Outpost (Exhibit 10.4).
   **10.5   Lease, dated May 29, 1998, between Housatonic Enterprises and
            Cyberian Outpost (Exhibit 10.5).
  &&&10.6   Lease, dated September 9, 1999 between Berkshire Industrial
            Corporation and Cyberian Outpost (Exhibit 10.6).
   +*10.7   1997 Incentive Stock Plan (Exhibit 10.5).
   +*10.8   1998 Incentive Stock Plan (Exhibit 10.6).
   +@10.9   Restated 1998 Employee, Director and Consultant Stock Plan
            (Exhibit 99).
  +**10.10  Director Stock Option Policy, adopted by Cyberian Outpost on
            February 11, 1999 (Exhibit 10.9).
 +&&&10.11  Director Stock Option Policy, adopted by Cyberian Outpost on June
            15, 1999 (Exhibit 10.11).
    +10.12  Employment Agreement, dated January 9, 2001, between Cyberian
            Outpost , Inc. and Katherine N. Vick.
 +***10.13  Employment Agreement, dated September 29, 1999, between Cyberian
            Outpost, Inc. and Robert Bowman. (Exhibit 10.1).
     23.1   Consent of KPMG LLP.

--------
+ Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, Cyberian Outpost's Registration Statement filed on Form S-8, File No. 333-64403.
* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, Cyberian Outpost's Registration Statement filed on Form S-1, File No. 333-55819.
** Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, Cyberian Outpost's Annual Report on Form 10-K for the fiscal year ended February 28, 1999.
*** Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, Cyberian Outpost's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.
@ Previously filed with the Commission as an Exhibit to and incorporated in herein by reference from, Cyberian Outpost's Registration Statement filed on Form S-8, File No. 333-53636.

& Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, Cyberian Outpost's Registration Statement filed on Form S-3, File No. 333-37872.
&& Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, Cyberian Outpost's Registration Statement filed on Form S-3, File No. 333-49592.
&&& Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, Cyberian Outpost's Annual Report on Form 10-K for the fiscal year ended February 29, 2000.
+   Management contract or compensatory plan, contract or agreement.

Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

   Item 14(b) Reports on Form 8-K.

   We did not file any Current Reports on Form 8-K during the three months ended February 28, 2001.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Kent, Connecticut on May 29, 2001.

                                          CYBERIAN OUTPOST, INC.

                                                       /s/ Darryl Peck
                                          By:__________________________________
                                                        Darryl Peck
                                            President, Chief Executive Officer
                                                            and
                                                   Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

          /s/ Darryl Peck            President, Chief Executive       May 29, 2001
____________________________________  Officer and Chairman of the
            Darryl Peck               Board (Principal executive
                                      officer)

        /s/ Michael T. Dylag         Vice President, Finance and      May 29, 2001
____________________________________  Administration
          Michael T. Dylag            (Principal financial
                                      officer)

       /s/ Michael S. Bishop         Director, Financial              May 29, 2001
____________________________________  Reporting (Principal
         Michael S. Bishop            accounting officer)

        /s/ Robert A. Bowman                   Director               May 29, 2001
____________________________________
          Robert A. Bowman

                                               Director               May 29, 2001
____________________________________
        William H. Lane, III

     /s/ Donald Riegle, Jr.                    Director               May 29, 2001
____________________________________
         Donald Riegle, Jr.