Form 10-K/A
period 2001-02-28
CYBERIAN OUTPOST INC
filed 2001-06-28
CIK 1041712

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                        (Amendment No. 1 to Form 10-K)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended February 28, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period _______ to _______

                       Commission file number: 000-24659
                            CYBERIAN OUTPOST, INC.
                              (a/k/a OUTPOST.COM)
            (Exact name of registrant as specified in its charter)

                 Delaware                                 06-1419111
       (State or other jurisdiction            (IRS Employer Identification No.)
     of incorporation or organization)

         23 North Main Street, PO Box 636
                Kent, Connecticut                            06757
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on May 23, 2001, was $32,303,448 based on the last sale price as reported by the Nasdaq National Market System.

As of May 23, 2001, the registrant had 31,670,047 shares of common stock outstanding.

                 AMENDMENT TO THE ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2001

This Amendment to the Annual Report on Form 10-K for Cyberian Outpost, Inc. ("Outpost.com" or, the "Company") is being filed (i) to correct an error in the information previously filed in Part II, Item 6 to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 29, 2001 and
(ii) to add the information required in Part III.

                                    PART II

Item 6.    SELECTED FINANCIAL DATA

                                                                                Years Ended
                                                        ----------------------------------------------------------

                                                        2/28/2001   2/29/2000   2/28/1999   2/28/1998    2/28/1997
                                                        ---------   ---------   ---------   ---------    ---------
                                                                 (in thousands, except per share data)
Statements of Operations Data:
Net sales (1).......................................    $ 355,198   $ 190,337   $  87,745   $  22,710    $  10,804
Cost of sales.......................................      302,456     166,847      76,919      20,525        9,535
                                                        ---------   ---------   ---------   ---------    ---------
     Gross profit...................................       52,742      23,490      10,826       2,185        1,269
Operating expenses:
     Sales and marketing (1)........................       57,880      43,399      29,407       5,972        1,421
     General and administrative.....................       13,575       7,401       4,285       1,623          805
     Technology and development.....................       11,491      10,409       4,646       1,058          382
     Amortization of goodwill.......................        1,121          --          --          --           --
                                                        ---------   ---------   ---------   ---------    ---------
         Total operating expenses...................       84,067      61,209      38,338       8,653        2,608
                                                        ---------   ---------   ---------   ---------    ---------
     Operating loss.................................      (31,325)    (37,719)    (27,512)     (6,468)      (1,339)
Other income (expense), net.........................        1,932       2,103       2,292        (624)           1
                                                        ---------   ---------   ---------   ----------   ---------
     Net loss before minority interest..............    $ (29,393)  $ (35,616)  $ (25,220)  $  (7,092)   $  (1,338)
Minority interest...................................         (893)         --          --          --           --
                                                        ----------  ---------   ---------   ---------    ---------
     Net loss.......................................    $ (30,286)  $ (35,616)  $ (25,220)  $  (7,092)   $  (1,338)
                                                        =========   =========   =========   =========    =========
     Net loss applicable to common stockholders (2).    $ (30,286)  $ (35,616)  $ (26,043)  $  (7,092)   $  (1,338)
                                                        =========   =========   =========   =========    =========
Basic and diluted net loss per common share (2).....    $   (1.01)  $   (1.52)  $   (1.64)  $   (1.07)   $   (0.22)
                                                        =========   =========   =========   =========    =========
Weighted average basic and diluted common shares
   outstanding (2)..................................       29,893      23,382      15,886       6,633        6,145
                                                        =========   =========   =========   =========    =========
Pro forma basic and diluted net loss per
   common share (3) (unaudited).....................                            $   (1.24)  $   (0.86)   $   (0.22)
                                                                                =========   =========    =========
Pro forma weighted average basic and diluted
   common shares outstanding (3) (unaudited)........                               20,312       8,260        6,145
                                                                                =========   =========    =========

                                                                                   As of
                                                        ----------------------------------------------------------
                                                        2/28/2001   2/29/2000   2/28/1999   2/28/1998    2/28/1997
                                                        ---------   ---------   ---------   ---------    ---------
                                                                             (in thousands)
Balance Sheet Data:
Cash and cash equivalents...........................    $  21,970   $  13,293   $  26,828   $   7,325    $      41
Short term investments..............................           --       7,694      28,735          --           --
Working capital (deficit)...........................        9,510      11,033      52,854         824       (1,336)
Total assets........................................       89,705      52,878      71,464      10,940          755
Capital lease obligations, excluding current portion,
  and other long term debt..........................          389         718         778         136           23
Redeemable convertible preferred stock..............           --          --          --       5,991           --
Common stock........................................          317         237         230          67           65
Total stockholders' equity (deficit)................    $  41,565   $  24,520   $  58,421   $  (3,671)   $  (1,161)

(1) Amounts prior to February 28, 2001 have been reclassified to conform to the requirements of Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" and EITF No. 00-14, "Accounting for Certain Sales Incentives". See note 1(f) to our consolidated financial statements.
(2) See Note 1(k) to our consolidated financial statements for an explanation of the determination of the number of common shares used in computing the amount of basic and diluted net loss per common share and net loss applicable to common stockholders.
(3) Pro forma net loss per share has been computed under SFAS No. 128, except that it reflects the conversion of the convertible preferred stock as of the beginning of the earliest period presented or date of issuance, whichever is later. Therefore, the pro forma net loss per share does not include the accretion of or dividends on the Series C Redeemable Convertible Preferred Stock before it converted into common stock upon completion of our initial public offering on August 5, 1998. The pro forma weighted average shares outstanding includes the common stock resulting from the conversion of the convertible stock as of the beginning of the earliest period presented or the date of issuance, whichever is later.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors

          The Company's Restated Certificate of Incorporation and Restated Bylaws provide that its business is to be managed by or under the direction of its Board of Directors. Outpost.com's Board of Directors is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term. The Board of Directors currently consists of four members, classified into three classes as follows: (1) Darryl Peck constitutes a class with a term ending at the 2001 Annual Meeting; (2) Robert A. Bowman and William H. Lane III constitute a class with a term ending at the 2002 Annual Meeting and (3) Donald Riegle, Jr. constitutes a class with a term ending at the 2003 Annual Meeting.

          The names of the Company's current directors and certain information about them are set forth below:

                 Name                               Age                     Position
               ---------                            ---                  --------------
Darryl Peck.................................         42     President, Chief Executive Officer and Chairman
                                                            of the Board
Robert A. Bowman............................         46     Director
William H. Lane III.........................         62     Director
Donald Riegle, Jr...........................         63     Director

         The following is a brief summary of the background of each of Outpost.com's current directors:

         Mr. Peck has served as Outpost.com's President and Chief Executive Officer since April 2001. Mr. Peck founded Outpost.com in March 1995 and has served as a member of the Board of Directors since that time and as the Chairman of the Board since September 1999. He also served as its President from March 1995 until September 1999 and as its Chief Executive Officer from April 1998 to September 1999. In 1989, he formed Inline Software, a publisher of game and utility software titles primarily for the Macintosh platform, and served as its President until the company was sold to Focus Enhancements in May 1994. From 1989 to 1990, Mr. Peck was President of the New York Mac User's group, which at the time was the third largest Mac user group in the world.

         Mr. Bowman has served as a director of Outpost.com since September 1999. Mr. Bowman also served as Outpost.com's President and Chief Executive Officer from September 1999 through November 2000. Since November 2000, he has served as President and Chief Executive Officer of MLB Advanced Media, overseeing all aspects of Major League Baseball's New Media and Internet business interests. MLB Advanced Media is a separate entity, which includes MLB.com and the Internet sites for all 30 Major League Baseball teams. Mr. Bowman has also been an investor in more than a dozen Internet start-up companies and creator of howtoguru.com and icontact.com. Prior to his involvement in the Internet industry, Mr. Bowman was President and Chief Operating Officer of ITT Corporation. At ITT he held the positions of Executive Vice President and Chief Financial Officer of ITT Sheraton, Executive Vice President and Chief Financial Officer of the ITT parent company and finally as President and Chief Operating Officer. Before joining ITT, Mr. Bowman served as Treasurer for the State of Michigan from 1983 to 1991. Mr. Bowman has also worked as an investment banker at Goldman Sachs & Company and in the US Department of the Treasury as Special Assistant to the Assistant Secretary for Domestic Finance. Mr. Bowman is a member of the Board of Directors of !hey, inc. He is also a member of the Board of Directors of Grupo Elecktra S.A., a leading Latin American specialty retailer, and is an Advisory Board member of The Wharton School.

         Mr. Lane has served as a member of the Company's Board of Directors since July 1999. Mr. Lane serves as President of Canyon Vista, Inc., a management consulting business. In July 1996, he retired from Intuit, Inc., a personal and small business finance software publisher after having served as its Vice President, Chief Financial Officer, Secretary and Treasurer since January 1994. Mr. Lane served in a similar capacity at ChipSoft, Inc., a tax preparation software company, from July 1991 until its acquisition by Intuit in December 1993. Mr. Lane is currently a director of DigitalThink, Inc., Digital Now Inc. and a number of private companies.

         Donald Riegle, Jr. has served as a member of the Company's Board of Directors since July 2000. Since March 2001, he has served as Chairman of Government Affairs of APCO Worldwide, a global public affairs and strategic communications firm, headquartered in Washington, D.C., whose core public affairs services include government relations, issues management, grassroots advocacy, opinion research and litigation support. Senator Riegle served in the United States Senate from 1976 through 1994 and in the U.S. House of Representatives from 1967 through 1975. He served on the Senate Banking Committee for eighteen years and as its chairman from 1989 through 1994. Senator Riegle also served on the Finance Committee, the Commerce, Science and Transportation Committee and the Budget Committee. Upon retiring from Congress in 1994, Senator Riegle joined Shandwick International, where he was involved in global business development and served on the company's Executive Management and Ethics Committees. He was named Chairman, Shandwick International, Americas in early 1999. Senator Riegle is a frequent television commentator and authored the best-selling book, O Congress! In addition, Senator Riegle has served as an adjunct professor on the faculty of the Eli Broad School of Business at Michigan State University as well as on the faculties of Harvard University, the University of Southern California and Boston University. He is a member of the Visiting Committee of the Harvard Graduate School of Education, and is a Collaborating Partner on the National Dialogue on Cancer, a U.S. leadership group chaired by former President and Mrs. Bush. Senator Riegle is a director of Anthem, Inc., a Fortune 500 company and one of the largest health care management companies in the U.S. He is also a director of Rx Optical, a premium eye glass company in Western Michigan.

Executive Officers

         The following table sets forth certain information regarding the Company's executive officers who are not also directors.

Name                                   Age                  Position
------------------------------         ----     ---------------------------------------
Raymond A. Maccio.............          34      Senior Vice President and General Merchandise
                                                Manager
Philip J. Rello...............          41      Vice President, Sales
Bruce C. Schellinkhout........          43      Vice President, Operations
Christopher Walls.............          38      Vice President, Corporate Counsel
Raymond Karrenbauer...........          31      Chief Technology Officer

         Mr. Maccio has served as the Company's Senior Vice President since January 2001 and as its General Merchandise Manager since May 1999. He served as Chief Purchasing Officer/Vice President of Purchasing from November 1998 to January 2001. From April 1997 to November 1998, he was Outpost.com's Director of Purchasing. From September of 1996 until joining Outpost.com, Mr. Maccio served as Director of Purchasing for Global Computer Supplies, a leading catalog retailer of computer supply products. From February of 1991 to September of 1996, Mr. Maccio worked for Micro Warehouse, Inc. where he held various positions in the purchasing department, including Purchasing Manager.

         Mr. Rello has served as the Company's Vice President, Sales since January 2001. He served as the Company's Chief Sales Officer/Vice President of Sales and Customer Service from September 1998 to January 2001 and served as its Vice President of Sales from July 1997 to September 1998. From August 1990 until July 1997, he worked at Micro Warehouse, Inc., a catalog retailer and direct marketer of computer hardware, software and accessories, where he last served as Director of Education Sales.

         Mr. Schellinkhout has served as the Company's Vice President, Operations since January 2001. Mr Schellinkhout served as Outpost.com's Chief Fulfillment & Facilities Officer/Vice President of Operations from July 1998 to January 2001. From January 1993 until joining Outpost.com, he was the Vice President of Distribution for Micro Warehouse, Inc.

         Mr. Walls joined Outpost.com in December 2000 as its Vice President, Corporate Counsel. Prior to joining the Company, from October 1999 to December 2000, he worked for Real Media, Inc., a global provider of technology and Internet advertising services, where he started as Counsel, Business Development Manager and was promoted to Counsel, Vice President Business Affairs. From December 1995 to October 1999, Mr. Walls served as in-house litigation counsel for St. Paul Fire and Marine Insurance Company (formerly USF&G Insurance Company).

         Mr. Karrenbauer joined Outpost.com in April 2000 as its Chief Technology Officer. He previously served as Vice President of Meta Group, an international information technology research and analysis firm. Other positions have included Vice President of Professional Services at Infomask, Inc (an internetworking security solutions based engineering firm) and Chief Information Officer and Vice President of Information Systems at GEN International, Inc. He also held senior level information technology and engineering positions at several engineering services firms.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based upon review of the Company's records, all reports required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis except for the following:

            . a Statement of Changes in Beneficial Ownership on Form 4, for the purchase of 20,000 shares of the Company's common stock in March 2000, for Robert A. Bowman, a director and the Company's former President and Chief Executive Officer, was filed late due to a clerical error;

            . an Initial Statement of Beneficial Ownership of Securities on Form 3 was filed late for Derek Holding, the Company's former Chief Design Officer;

            . an Initial Statement of Beneficial Ownership of Securities on Form 3 was filed late for Raymond Karrenbauer, the Company's Chief Technology Officer;

            . an Annual Statement of Changes in Beneficial Ownership on Form 5 was filed late for Raymond A. Maccio, the Company's Senior Vice President and General Merchandise Manager;

            . an Annual Statement of Changes in Beneficial Ownership on Form 5 was filed late for Philip J. Rello, the Company's Vice President, Sales; and

            . an Annual Statement of Changes in Beneficial Ownership on Form 5 was filed late for Bruce C. Schellinkhout, the Company's Vice President, Operations.

Item 11.   EXECUTIVE COMPENSATION

Compensation of Directors

         Pursuant to the Outpost.com Director Retainer and Stock Option Policy, which was adopted by Outpost.com on June 15, 1999, as amended on January 9, 2001, non-employee directors receive an annual retainer of $10,000 to serve on the Company's Board and receive $1,500 for each meeting attended in person and $500 for each meeting attended by telephone. At the election of the director, these fees are paid either in cash or shares of the Company's common stock. If the director elects to be paid in stock, shares of the Company's common stock are granted to the director based on the fair market value of the stock as of the date of grant. In addition, under this policy, upon initial election or subsequent re-election to Outpost.com's Board of Directors, individuals who are not salaried employees of Outpost.com receive automatic grants of non-qualified stock options to purchase 25,000 shares of the Company's common stock pursuant to its 1998 Employee, Director and Consultant Stock Option Plan. Each option granted pursuant to this policy:

         .      has a term of ten years;
         .      has an exercise price equal to the fair market value of the
                Company's common stock on the date of grant; and
         .      is exercisable immediately.

         Under this policy, Mr. Lane, who was elected to Outpost.com's Board of Directors at the 1999 Annual Meeting, received an automatic grant of an immediately exercisable option to purchase 25,000 shares of common stock at an exercise price of $11.44 per share and Senator Riegle, who was elected to Outpost.com's Board of Directors at the 2000 Annual Meeting, received an automatic grant of an immediately exercisable option to purchase 25,000 shares of common stock at an exercise price of $4.66 per share.

         In addition, in February 2001, the Company entered into a letter agreement with Darryl Peck, the Company's current President, Chief Executive Officer and Chairman of the Board (who at that time was serving solely as the Chairman of the Board). Pursuant to this agreement, the Company agreed to the following:

         . that effective as of January 1, 2001, Mr. Peck would be paid a monthly fee of $8,333.00 to serve as Chairman of the Board;
         . that Mr. Peck was eligible to participate in the Company's medical plan;
         . that Mr. Peck would be eligible for reimbursement for reasonable and customary business related expenses, up to a maximum of $15,000.00; and
         . that Mr. Peck would be paid a lump sum of $4,200 to continue his life insurance coverage.

Pursuant to this agreement, for the fiscal year ended February 28, 2001, Mr. Peck was paid a total of $20,866, which consisted of $16,666 in fees to serve as Chairman of the Board and a lump sum payment of $4,200 to continue his life insurance coverage.

Compensation Committee Interlocks and Insider Participation

         Donald Riegle, Jr. and James E. Preston constituted Outpost.com's Compensation Committee for the fiscal year ended February 28, 2001. Neither Senator Riegle nor Mr. Preston are, or have ever been, employees of Outpost.com. None of Outpost.com's executive officers serve as a member of the board of directors or compensation committee of any entity that has any executive officer serving as a member of Outpost.com's Board of Directors or Compensation Committee.

Summary Compensation

         The following table sets forth the total compensation paid or accrued during the fiscal years ended February 28, 2001, February 29, 2000 and February 28, 1999 to: (1) the Company's two former Chief Executive Officers and (2) the Company's four next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended February 28, 2001. Information is provided for each executive officer only for the fiscal years in which the executive served as the Company's Chief Executive Officer or for which the executive earned more than $100,000 and was one of the four next most highly compensated executive officers.

                          Summary Compensation Table

                                                                                   Long-term
                                                                                  Compensation
                                                                                     Awards
                                                                                     ------
                                                          Annual Compensation        Shares
                                                       -------------------------    Underlying         All Other
Name and Principal Position                   Year      Salary($)     Bonus($)      Options (#)    Compensation ($)
---------------------------                   ----     -----------   -----------  -------------    ----------------
Robert A. Bowman...........................   2001     $   141,539   $      --              --     $         --
   Former President and Chief                 2000          73,076          --       1,200,000           11,885
    Executive Officer
Katherine N. Vick.........................    2001         184,770          --         450,000            6,500
   Former President and Chief                 2000         164,250      56,000         100,000           18,627
    Executive Officer                         1999         143,269      20,000         300,000               --
Derek Holding..............................   2001         181,846          --          81,000            3,500
   Former Chief Design Officer
Raymond Karrenbauer........................   2001         169,231          --         276,000           10,500
   Chief Technology Officer
Bruce C. Schellinkhout....................    2001         155,231          --          32,000           10,483
   Vice President, Operations                 2000         132,426      17,000          10,000           12,021
Philip J. Rello...........................    2001         154,308          --          12,000            6,550
   Vice President, Sales                      2000         129,782      22,000          40,000           13,777
                                              1999         123,885      15,000         140,000               --

     Mr. Bowman served as the Company's President and Chief Executive Officer from September 1999 through November 2000 and Ms. Vick served as the Company's President from November 2000 through April 2001 and as its Chief Executive Officer from January 2001 through April 2001. Darryl Peck, the Company's current President and Chief Executive Officer began serving in that capacity in April 2001. All Other Compensation, for the fiscal years ended February 28, 2001 and February 29, 2000, includes life insurance premiums and other perquisites, such as health benefits, auto allowances and tax planning, paid on behalf of Outpost.com's executive officers.


Option Grants

         The following table sets forth grants of stock options granted during the fiscal year ended February 28, 2001 to each of the executive officers named in the Summary Compensation Table. In accordance with the rules of the SEC, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date). This is calculated assuming that the fair market value of common stock on the date of grant appreciates at the indicated annual rate, 5% and 10% compounded annually, for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts are based on certain assumed rates of appreciation and do not represent the Company's estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of the Company's common stock.

                       Option Grants in Last Fiscal Year

                                                     Individual Grants
                                   -----------------------------------------------------
                                                                                                  Value at Assumed
                                   Number of      Percent of                                       Annual Rates of
                                   Securities   Total Options                                 Stock Price Appreciation
                                   Underlying     Granted To      Exercise                         for Option Terms
                                    Options      Employees in       Price     Expiration      -------------------------
                                     Granted      Fiscal Year     ($/Share)      Date             5%            10%
                                   -----------    -----------     ---------   ----------      ---------      ----------
Robert A. Bowman...............            --              --            --           --             --              --
Katherine N. Vick..............       150,000             6.7%    $   4.125      5/30/10      $ 389,128      $  986,128
                                      300,000            13.7         1.219       1/9/11        229,987         582,832
Derek Holding..................        15,000             0.7         4.125      5/30/10         38,913          98,613
                                        6,000             0.3         3.000     10/24/10         11,320          28,687
                                       60,000             2.7         1.219       1/9/11         45,997         116,566
Raymond Karrenbauer............       200,000             9.0         4.625      4/24/10        581,727       1,474,212
                                       50,000             2.2         4.125      5/30/10        129,709         328,709
                                        6,000             0.3         3.000     10/24/10         11,320          28,687
                                       20,000             0.9         1.219       1/9/11         15,337          38,855
Bruce C. Schellinkhout.........         6,000             0.3         4.125      5/30/10         15,565          39,455
                                        6,000             0.3         3.000     10/24/10         11,320          28,687
                                       20,000             0.9         1.219       1/9/11         15,337          38,855
Philip J. Rello................         6,000             0.3         4.125      5/30/10         15,565          39,455
                                        6,000             0.3         3.000     10/24/10         11,320          28,687

Option Exercises and Year-End Option Values

         The following table sets forth certain information with respect to exercises of options to purchase the Company's common stock by each executive officer named in the Summary Compensation Table during the fiscal year ended February 28, 2001 and with respect to the aggregate value of options held by each executive officer named in the Summary Compensation Table as of February 28, 2001. Based on the closing price of the Company's stock on the Nasdaq National Market on February 28, 2001 of $0.875, there were no unexercised in-the-money options held by the executive officers named in the Summary Compensation Table at fiscal year end.

              Aggregate Option Exercises in Last Fiscal Year and
                         Fiscal Year-End Option Values

                                                               Number of Securities             Value of Unexercised
                                 Shares                       Underlying Unexercised           In-The-Money Options at
                                Acquired                   Options at Fiscal Year-End (#)        Fiscal Year-End ($)
                                   on          Value       ------------------------------        -------------------
                              Exercise (#)  Realized($)    Exercisable      Unexercisable    Exercisable   Unexercisable
                              ------------  -----------    -----------      -------------    -----------   -------------
Robert A. Bowman..........             --            --            --                --              --             --
Katherine N. Vick.........             --            --       669,234           517,576              --             --
Derek Holding.............             --            --        24,125           136,875              --             --
Raymond Karrenbauer.......             --            --            --           301,000              --             --
Bruce C. Schellinkhout....             --            --       120,892           124,108              --             --
Philip J. Rello...........             --            --       165,900           179,100              --             --


Employment Contracts and Termination of Employment and Change of Control Arrangements

         Katherine N. Vick. On January 9, 2001, Outpost.com entered into an employment agreement with Katherine N. Vick, its former President and Chief Executive Officer. This agreement was for an initial two-year term. Under this agreement Ms. Vick received an initial base salary of $225,000. In addition, Ms. Vick was eligible to participate in any bonus and employee benefit plans provided by Outpost.com for senior executives and was provided a $1,000,000 term life insurance policy. Under this agreement, Ms. Vick was also granted an option to purchase 300,000 shares of the Company's common stock at an exercise price of $1.219 per share. One-third of these shares were exercisable immediately upon grant and the remaining shares were to vest in 24 equal monthly installments thereafter. Under the agreement, if Ms. Vick were terminated without cause or constructively terminated, she would be entitled to receive a lump-sum payment equal to (1) the greater of the amount that would have been paid to her for the remainder of the two-year term or one year base salary, plus (2) any earned but unpaid bonus for the prior fiscal year. If Ms. Vick were terminated for cause or if she were to terminate her employment for other than a constructive termination, she would be entitled to any accrued and unpaid base salary plus amounts for accrued but unused vacation time. On April 12, 2000, Ms. Vick resigned as President and Chief Executive Officer of Outpost.com. She has asserted a claim against the Company that she was constructively discharged and, as a result is entitled to a severance payment of approximately $450,000 pursuant to the provisions set forth above. The Company has taken the position that Ms. Vick voluntarily resigned and is entitled to no severance. This agreement also contained a one-year post-termination non-compete and non-solicitation provision, which is in effect through April 12, 2002.

         Robert A. Bowman. On September 29, 1999, Outpost.com entered into an executive employment agreement with Robert A. Bowman, its former President and Chief Executive Officer. This agreement was for an initial two-year term. Under this agreement Mr. Bowman received an initial base salary of $200,000. In addition, Mr. Bowman was eligible to participate in any bonus and employee benefit plans provided by Outpost.com for senior executives and was provided a $1,000,000 term life insurance policy. Mr. Bowman was also granted an option to purchase 1,200,000 shares of the Company's common stock at an exercise price of $8.06 per share. 120,000 of these shares were exercisable immediately upon grant, 360,000 shares became exercisable on September 29, 2000 and the remaining shares were to vest in 18 equal monthly installments of 40,000 shares beginning on October 30, 2000. Under the agreement, if Mr. Bowman were terminated without cause or constructively terminated, he would have been entitled to receive a lump-sum payment equal to (1) the greater of the amount that would have been paid to him for the remainder of the two-year term or one year base salary, plus
(2) any earned but unpaid bonus for the prior fiscal year. On November 17, 2000, Mr. Bowman voluntarily resigned as President and Chief Executive Officer of Outpost.com and he received no severance payment. Mr. Bowman continues to serve as a director of Outpost.com. This agreement also contained a one-year post-termination non-compete and non-solicitation provision, which is in effect through November 17, 2001.

         Derek Holding. On January 18, 2001, the Company entered into a Letter Agreement with Derek Holding, its former Chief Design Officer. This agreement was for one year and provided Mr. Holding an initial base salary of $200,000. In addition, Mr. Holding was eligible to receive a bonus and was eligible to participate in any employee benefit plans provided for senior executives. Under this agreement, Mr. Holding was also granted an option to purchase 60,000 shares of the Company's common stock at an exercise price of $1.22 per share. 20,000 of these shares were to vest on January 9, 2002 and the remaining 40,000 shares were to vest in 24 equal monthly installments thereafter. This agreement was terminable by Mr. Holding for any reason with 60 days notice and by the Company for cause. If Mr. Holding were terminated without cause, under the agreement he would have been entitled to receive severance pay for the greater of (i) the unexpired portion of the term of the agreement or (ii) 6 months. This agreement contains a six-month post-termination non-compete provision and a one-year post-termination non-solicitation provision.

         On April 19, 2001, Mr. Holding and the Company entered into a letter agreement, pursuant to which Mr. Holding and the Company mutually agreed to terminate Mr. Holding's employment with the Company as of April 20, 2001. Pursuant to this agreement, Mr. Holding was paid a lump sum severance payment equal to two months salary. In consideration therefore, Mr. Holding agreed to waive and release the Company, its stockholders and affiliates from all claims, including claims arising out of his employment with and separation from the Company.

         Bruce C. Schellinkhout. In August 1999, the Company entered into a Letter Agreement with Bruce C. Schellinkhout, its Vice President, Operations. This agreement is for two years and provides Mr. Schellinkhout an initial base salary of $140,000. In addition, Mr. Schellinkhout is eligible to receive a bonus, stock options and is eligible to participate in any employee benefit plans provided for senior executives. This agreement is terminable by Mr. Schellinkhout for any reason with 60 days notice and by the Company for cause. If Mr. Schellinkhout is terminated without cause, he is entitled to receive severance pay for the greater of (i) the unexpired portion of the term of the agreement or (ii) 12 months. This agreement contains a one-year post-termination non-compete and non-solicitation provision.

         Philip J. Rello. On August 10, 1999, the Company entered into a Letter Agreement with Philip J. Rello, its Vice President, Sales. This agreement is for two years and provides Mr. Rello an initial base salary of $140,000. In addition, Mr. Rello is eligible to receive a bonus, stock options and is eligible to participate in any employee benefit plans provided for senior executives. This agreement is terminable by Mr. Rello for any reason with 60 days notice and by the Company for cause. If Mr. Rello is terminated without cause, he is entitled to receive severance pay for the greater of (i) the unexpired portion of the term of the agreement or (ii) 12 months. This agreement contains a one-year post-termination non-compete and non-solicitation provision.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of June 14, 2001 for (a) each of the Company's directors, (b) the current and former executive officers named in the Summary Compensation Table, (c) all of the Company's current directors and executive officers as a group and (d) each stockholder known by the Company to own beneficially more than 5% of its common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. The address for each director and executive officer listed is: c/o Outpost.com., 23 North Main Street, P.O. Box 636, Kent, Connecticut 06757. Shares of common stock that may be acquired by an individual or group within 60 days of June 14, 2001, pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, the Company believes that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to it by such stockholders. Percentage of ownership is based on 31,693,545 shares of common stock outstanding on June 14, 2001.

                                                                                       Shares Beneficially Owned
                                                                                       -------------------------
Name of Beneficial Owner                                                                    Number    Percent
------------------------                                                                    ------    -------
Directors and Current and Former Executive Officers
Darryl Peck(1)......................................................................       3,641,222     11.3%
Robert A. Bowman....................................................................         296,231        *
William H. Lane III (2).............................................................          35,000        *
Donald Riegle, Jr. (3)..............................................................          34,315        *
Katherine N. Vick (4)...............................................................         707,647      2.2%
Derek Holding (5)...................................................................          32,877        *
Raymond Karrenbauer (6).............................................................         129,250        *
Bruce C. Schellinkhout (7)..........................................................         192,912        *
Philip J. Rello (8).................................................................         217,370        *
All current directors and executive officers as
   a group (9 persons) (9)..........................................................       4,690,419     14.3%

Five Percent Stockholders
Fry's Electronics, Inc. (10)........................................................       3,150,000      9.9%
   600 East Brokaw Road
   San Jose, California 95112
RS Investment Management, L.P. (11).................................................       1,620,000      5.1%
   388 Market Street, Suite 200
   San Francisco, California 94111

_____________
*      Less than 1%
(1) Includes 185,100 shares held by a limited partnership for the benefit of Mr. Peck's children. Mr. Peck is the general partner of the limited partnership and has sole voting and investment power with respect to these shares. Also includes 500,000 shares subject to options exercisable within 60 days of June 14, 2001.
(2) Includes 25,000 shares subject to options exercisable within 60 days of June 14, 2001.
(3) Includes 25,000 shares subject to options exercisable within 60 days of June 14, 2001.
(4) Includes 695,068 shares subject to options exercisable within 60 days of June 14, 2001. Also includes 8,060 shares that were gifted by Ms. Vick to her husband as custodian for her son and daughter under the Connecticut Uniform Transfer to Minors Act. Ms. Vick disclaims beneficial ownership of these shares. Ms. Vick is the former President and Chief Executive Officer of the Company.
(5) Includes 29,877 shares subject to options exercisable within 60 days of June 14, 2001. Mr. Holding is the former Chief Design Officer of the Company.
(6) Consists of 129,250 shares subject to options exercisable within 60 days of June 14, 2001.
(7) Consists of 192,912 shares subject to options exercisable within 60 days of June 14, 2001.
(8) Includes 216,870 shares subject to options exercisable within 60 days of June 14, 2001.
(9) See footnotes 1, 2, 3, 6, 7 and 8 above. Also includes 111,242 shares subject to options exercisable within 60 days of June 14, 2001 held by executive officers not listed individually in this table.

(10) This information, except the percentage beneficially owned, is based solely on a Schedule 13D filed on May 18, 2001 with the Securities and Exchange Commission by Fry's Electronics, Inc.
(11) This information, except the percentage beneficially owned, is based solely on a Schedule 13G filed on February 15, 2001 with the Securities and Exchange Commission by RS Investment Management Co. LLC and RS Investment Management, L.P.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In the fiscal year ended February 28, 2001, Outpost.com was not a party to any transaction or business relationship in which the amount exceeded $60,000 involving any of its executive officers, directors or five percent stockholders. In addition, during the fiscal year ended February 28, 2001, there were no other transactions between the Company and any of its directors or executive officers, or any members of their immediate family, which are required to be disclosed herein.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Kent, Connecticut on June 27, 2001.

                                  CYBERIAN OUTPOST, INC.

                                  By: /s/ Darryl Peck
                                     -------------------------------------------
                                                    Darryl Peck
                                      President, Chief Executive Officer and
                                               Chairman of the Board