Form 10-Q
period 2001-05-31
CYBERIAN OUTPOST INC
filed 2001-07-16
CIK 1041712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended May 31, 2001

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   As of June 26, 2001, the registrant had 31,693,545 shares of common stock, par value $.01 per share, outstanding.

                                  OUTPOST.COM
                                   FORM 10-Q
                      For the Quarter Ended May 31, 2001

                                     INDEX

                                                                                                          Page No.
                                                                                                          --------
PART I--FINANCIAL INFORMATION:

     Item 1.   Consolidated Financial Statements:

               Consolidated Balance Sheets, May 31, 2001 (Unaudited) and February 28, 2001...........         3

               Consolidated Statements of Operations, for the Three Months Ended May 31, 2001
                   and 2000 (Unaudited)..............................................................         4

               Consolidated Statements of Cash Flows, for the Three Months Ended May 31, 2001
                   and 2000 (Unaudited)..............................................................         5

               Notes to Consolidated Financial Statements (Unaudited)................................         6

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
                   Operations........................................................................        11

PART II--OTHER INFORMATION:

     Item 1.   Legal Proceedings.....................................................................        18

     Item 2.   Changes in Securities and Use of Proceeds.............................................        18

     Item 6.   Exhibits and Reports on Form 8-K......................................................        19

SIGNATURE............................................................................................        20

EXHIBIT INDEX........................................................................................        21


                        PART I.   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                  OUTPOST.COM

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       May 31,        February 28,
                                                                                         2001             2001
                                                                                     -----------      ------------
                                                                                     (unaudited)
                                       ASSETS
Current Assets:
    Cash and cash equivalents....................................................     $   4,556         $ 21,970
    Accounts receivable, net.....................................................         7,014           15,762
    Inventories..................................................................         4,517           15,234
    Prepaid expenses and other current assets....................................           498              692
                                                                                      ---------         --------
         Total current assets....................................................        16,585           53,658
Property and equipment, net......................................................        21,086           20,580
Goodwill, net....................................................................            --           15,224
Other assets.....................................................................           278              243
                                                                                      ---------         --------
         Total assets............................................................     $  37,949         $ 89,705
                                                                                      =========         ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of capital lease obligations.................................     $     604         $    696
    Accounts payable.............................................................        15,075           37,372
    Accrued expenses and other current liabilities...............................         4,059            6,080
                                                                                      ---------         --------
         Total current liabilities...............................................        19,738           44,148
Capital lease obligations, excluding current portions and other long-term debt...           297              389
                                                                                      ---------         --------
         Total liabilities.......................................................        20,035           44,537
Minority interest................................................................         3,775            3,603
Stockholders' Equity:
    Common stock.................................................................           317              317
    Additional paid-in capital...................................................       141,188          141,172
    Accumulated deficit..........................................................      (127,366)         (99,924)
                                                                                      ---------         --------
         Total stockholders' equity..............................................        14,139           41,565
                                                                                      ---------         --------
         Total liabilities and stockholders' equity..............................     $  37,949         $ 89,705
                                                                                      =========         ========

         See accompanying notes to consolidated financial statements.

                                  OUTPOST.COM

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                              Three Months Ended
                                                                                                   May 31,
                                                                                            ----------------------
                                                                                             2001           2000
                                                                                           --------       --------
Net sales............................................................................      $ 63,714       $ 64,994
Cost of sales........................................................................        54,787         56,295
                                                                                           --------        -------
    Gross profit.....................................................................         8,927          8,699

Operating expenses:
    Sales and marketing..............................................................        11,284         10,917
    General and administrative.......................................................         3,887          2,768
    Technology and development.......................................................         3,631          2,916
    Amortization of goodwill.........................................................           285             --
    Impairment of goodwill...........................................................        14,939             --
    Restructuring charges............................................................         2,290             --
                                                                                           --------        -------
         Total operating expenses....................................................        36,316         16,601
                                                                                           --------        -------
    Operating loss...................................................................       (27,389)        (7,902)
Other income, net....................................................................           119            637
                                                                                           --------        -------
    Net loss before minority interest................................................       (27,270)        (7,265)
Minority interest....................................................................          (172)          (100)
                                                                                           --------        -------
    Net loss.........................................................................      $(27,442)       $(7,365)
                                                                                           ========        =======
Basic and diluted net loss per share.................................................        $(0.87)        $(0.26)
                                                                                           ========        =======
Weighted average shares outstanding..................................................        31,667         28,014
                                                                                           ========        =======

          See accompanying notes to consolidated financial statements.

                                  OUTPOST.COM

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              Three Months Ended
                                                                                                   May 31,
                                                                                             ---------------------
                                                                                             2001           2000
                                                                                           --------       --------
Cash flows from operating activities:
    Net loss.........................................................................      $(27,442)      $ (7,365)
    Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization...............................................         1,864          1,434
         Amortization of deferred compensation.......................................            --             28
         Minority interest income....................................................           172            100
         Amortization of goodwill....................................................           285             --
         Loss on disposal of property and equipment..................................          (267)            --
         Impairment of goodwill......................................................        14,939             --
         Loss on sales and maturities of short term investments......................            --             (8)
         (Increase) decrease in operating assets:
              Accounts receivable....................................................         8,748         (1,962)
              Inventories............................................................        10,717            572
              Prepaid expenses and other assets......................................           159            139
          Decrease in operating liabilities:
              Accounts payable.......................................................       (22,297)        (3,843)
              Accrued expenses.......................................................        (2,021)           (91)
                                                                                           --------       --------
                   Net cash used in operating activities.............................       (15,143)       (10,996)
                                                                                           --------       --------

Cash flows from investing activities:
    Purchases of property and equipment..............................................        (2,103)        (2,751)
    Purchases of short term investments..............................................            --        (12,397)
    Proceeds from sales and maturities of short term investments.....................            --          5,050
    Cash acquired from consolidating joint venture...................................            --          5,706
                                                                                           --------       --------
         Net cash used in investing activities.......................................        (2,103)        (4,392)
                                                                                           --------       --------

Cash flows from financing activities:
    Repayment of capital lease obligations and other long-term debt..................          (184)          (179)
    Proceeds from issuance of common stock...........................................            16         35,277
                                                                                           --------       --------
         Net cash provided by (used in) financing activities.........................          (168)        35,098
                                                                                           --------       --------

         Net increase (decrease) in cash and cash equivalents........................       (17,414)        19,710
                                                                                           --------       --------
         Cash and cash equivalents at the beginning of period........................        21,970         13,293
         Cash and cash equivalents at the end of period..............................      $  4,556       $ 33,003
                                                                                           ========       ========

    Supplemental disclosure of cash paid for interest................................      $     30       $     43
                                                                                           ========       ========

          See accompanying notes to consolidated financial statements.


SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

    During the three-month periods ended May 31, 2001 and 2000, the Company acquired office equipment by incurring capital lease obligations of approximately $0 and $44,000, respectively.

                                  OUTPOST.COM

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MAY 31, 2001


NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Cyberian Outpost, Inc. ("Outpost.com", or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 31, 2001 are not necessarily indicative of the results that may be expected for the year ending February 28, 2002.

    The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets that might be necessary should the Company be unable to continue as a going concern. For the year ended February 28, 2001, the audit opinion from the Company's independent accountants, KPMG LLP, included an explanatory paragraph with respect to the Company's ability to continue as a going concern.

NOTE 2 - DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

(a)  Description of Business

    The Company was incorporated in the state of Connecticut on March 6, 1995 and reincorporated in the state of Delaware on July 8, 1998. Outpost.com is a leading global Internet retailer featuring over 175,000 consumer technology and related products for the home and office. As of May 31, 2001, the Company had the following subsidiaries: Tweeter@Outpost.com, LLC, OutpostPRO.com, Inc., Outpost Vendor Supply A, Inc. and Outpost Holdings LLC. Additionally, OutpostPRO.com, Inc. has as wholly-owned subsidiaries CMP Internet Development Private LTD and India Parent Co. The results of these companies are consolidated in the accompanying financial statements for the three-month period ended May 31, 2001.

(b)  Revenue Recognition

    Net sales are primarily comprised of product sales, net of a provision for estimated returns and allowances. Net sales also include shipping revenue, advertising revenue derived from vendors that pay for promotional placements on the Company's Web site and site management fees derived from hosting and managing its partners' Web sites. Product sales are comprised of computers and accessories, software, consumer electronics, cameras and high end consumer products. Product sales are recognized as revenue when the products are shipped to customers, which coincides with transfer of title. The Company records a reserve for estimated sales returns at the time of shipment based on historical return rates. The majority of net sales are merchandise to customers using credit cards. The remainder is amounts received from vendors for advertising, and partners for site management fees and shipping revenue.

(c)  Reclassifications

    Certain prior year balances have been reclassified to conform with the current year's presentation.

                                  OUTPOST.COM

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MAY 31, 2001


(d) Amortization and Impairment of Goodwill

    Amortization of goodwill consists of amortization of goodwill incurred in connection with the Company's September 8, 2000 acquisition of CMPExpress.com, Inc. (renamed OutpostPRO). Goodwill arising from business purchase combinations is reviewed for impairment whenever events or circumstances indicate its carrying value may not be recoverable. The Company acquired CMPExpress.com, Inc. for the purpose of enhancing its business-to-business customer base by adding medium to large businesses. Sales to business customers were made with standard collection terms of 30 days, resulting in an increasingly negative impact on the Company's working capital as revenue in this business sector grew. In April 2001, in light of the need for additional liquidity, the Company announced a restructuring of the business. As a result of the restructuring, the OutpostPRO business was eliminated. The Company has concluded that the goodwill recorded in connection with the acquisition of CMPExpress.com on September 8, 2000 no longer had future value. Accordingly, an impairment charge of $14.9 million was recorded for the unamortized goodwill balance as of the date of the restructuring announcement. The Company also recorded $285,000 for the amortization of goodwill for the period from March 1, 2001 through the date of the restructuring announcement.

(e)  New Accounting Pronouncements

    Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivatives and hedging activities. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to SFAS No. 133. These statements require that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company adopted these standards on March 1, 2001. These new statements did not have a material effect on the consolidated financial position, results of operations or cash flow of the Company.

NOTE 3 - LIQUIDITY

    The Company has experienced significant operating losses since inception. From July 1998 to April 2001, the Company utilized a flooring agreement with Deutsche Financial Services Corporation ("DFS") in order to finance inventory purchases. In April 2001, the Company attempted to renegotiate the terms of this agreement but was unable to negotiate terms with DFS that the Company found to be satisfactory. As a result, the Company terminated its agreement with DFS on April 20, 2001 in order to release the assets pledged under the DFS agreement. In connection with the termination, the Company repaid the $8.1 million outstanding balance. As a result of terminating the flooring agreement, purchases made from major inventory suppliers are now paid based on cash in advance or vendor required terms, except for purchases made using the credit and supply agreement described below.

    In February 2001, the Company engaged Dain Rauscher Wessels to assist the Company with respect to exploring strategic alternatives. On April 13, 2001, the Company initiated a restructuring plan to improve operating results and conserve cash. This included refocusing the Company's core business to only the business-to-consumer sector. The refocus included the significant curtailment of the operations of its OutpostPRO (business-to-business) operation, termination of the majority of OutpostPRO employees and the discontinuance of offering product sales to business customers under the Company's former 30-day credit policy. The Company has also reduced its marketing, web site development, technology and operating infrastructure development budgets, reduced staffing levels, and is in the process of terminating facility leases.

    On May 29, 2001, the Company signed a definitive merger agreement with PC Connection, Inc. a direct marketer of information technology products and solutions, including brand-name personal computers and related peripherals, software, and networking products to business, education, government, and consumer end users located

                                  OUTPOST.COM

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MAY 31, 2001


primarily in the United States. The merger agreement provides for the merger of the Company with a subsidiary of PC Connection, Inc., after which the Company will continue its operations as a wholly-owned subsidiary of PC Connection. The transaction will be structured as a stock-for-stock, tax-free merger and will be accounted for under the purchase method of accounting. The Boards of both companies have unanimously approved the transaction. The merger, however, is subject to approval of the Company's stockholders and to other closing conditions.

    Provided that the merger is approved by the Company's stockholders and all other conditions to closing are satisfied or waived, the merger is expected to be completed by the end of October, 2001. However, because many of the closing conditions are beyond the control of the Company, there can be no assurance that the merger will be completed by the end of October 2001, or at all. If the Company is unable to close the merger it will need to obtain additional financing or complete another sale or merger transaction. If it cannot do so, it is unlikely that the Company would be able to continue as a going concern.

     In connection with the execution of the merger agreement, the Company entered into a credit and supply agreement with Merrimack Services Corporation, a subsidiary of PC Connection, Inc. Under the terms of the credit and supply agreement, Merrimack Services has agreed, in its discretion, to provide the Company with working capital loans not to exceed in the aggregate a principal amount of $3.0 million. In addition, Merrimack Services has agreed to make inventory items available to the Company at PC Connection's cost plus 5% on seven day credit for sale to the Company's customers. The inventory line of credit's outstanding balance shall not exceed $5.0 million in the aggregate at any time. Merrimack Services has also entered into a security agreement with the Company, pursuant to which the Company granted Merrimack Services a security interest in substantially all of its present and future assets to secure payment and performance of all of the Company's obligations to Merrimack Services under the credit and supply agreement.

NOTE 4 - RESTRUCTURING CHARGES

    On April 13, 2001, as a result of recurring losses from operations and the Company's inability to secure satisfactory terms for working capital financing or raise additional equity, the Company implemented a restructuring plan (the "Plan"). The significant components of the Plan included the closure and lease terminations of facilities in Tom's River, New Jersey and Bethel, Connecticut and the termination of 110 employees. These actions were substantially completed at May 31, 2001. The Company also reduced its marketing, Web site development, technology and operating infrastructure development budgets. The Company has refocused its core business to only the business-to-consumer sector. The refocus included the significant curtailment of the operations of its OutpostPRO (business-to-business) operation, termination of the majority of OutpostPRO employees and the discontinuance of offering product sales to business customers under the Company's former 30-day credit policy. The restructuring charges were comprised of $1.0 million in lease terminations, $240,000 in severance costs, $633,000 in professional fees and $273,000 for the write-off of excess equipment and $117,000 for moving costs and write-off of prepaid expenses. As of May 31, 2001, the remaining accrued lease obligations were $1.0 million. All severance costs were paid prior to May 31, 2001. In addition to the restructuring charges detailed above, the Company also incurred costs of approximately $800,000 related to liquidation of inventory in certain product lines, $200,000 related to a retention program established to retain key personnel during the Company's transition and $1.1 million for the write-off of accounts receivable.

NOTE 5 - STOCKHOLDERS' EQUITY

    In March 2000, the Company completed a private equity placement and issued 4,702,900 shares of its common stock to institutional investors at a price of $7.87 per share, reflecting a 5% discount of the market price at the date of issue. The Company received approximately $35.3 million of proceeds, net of the placement agent and offering expenses.

    In September 2000, the Company issued 3,139,666 shares of its common stock in connection with the acquisition of CMPExpress.

                                  OUTPOST.COM

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MAY 31, 2001


    In May 2001, as a condition of the merger agreement, the Company entered into a Stock Warrant Agreement with PC Connection, Inc. for no cash consideration at the date of issuance. This warrant, exercisable only under certain circumstances, gives PC Connection, Inc. the option to purchase up to 19.9% of the Company's common stock at an exercise price of $0.51 per share.

NOTE 6 - COMPREHENSIVE LOSS

                                                                                              Three Months Ended
                                                                                                   May 31,
                                                                                             --------------------
                                                                                             2001           2000
                                                                                           --------       -------
                                                                                                (In thousands)
    The components of comprehensive loss, net of tax, are as follows:
         Net loss....................................................................      $(27,442)       $(7,365)
    Other comprehensive loss, net of tax:
         Change in unrealized holding loss in available for sale securities..........            --             (1)
                                                                                           --------        -------
    Comprehensive loss...............................................................      $(27,442)       $(7,366)
                                                                                           ========        =======

NOTE 7 - RELATED PARTY TRANSACTIONS

    On October 1, 1999, the Company formed a joint venture, Tweeter@Outpost.com, LLC with Tweeter Home Entertainment Group, Inc. Tweeter@Outpost.com, LLC operates a fully authorized Internet consumer electronics retail destination. The Company contributed $2.5 million in cash. Both partners hold 50% of the voting stock of the joint venture and the Company has an ownership interest in the joint venture of approximately 50%. The corporate governance provisions of the joint venture agreement provides for the Company to consolidate the financial statements of Tweeter@Outpost.com, LLC with those of Outpost.com as a controlled subsidiary. All intercompany transactions have been eliminated. There could be future dilution of the Company's interests if further investments are made in the joint venture.

NOTE 8 - BUSINESS COMBINATIONS

    On September 8, 2000, the Company completed the acquisition of CMPExpress.com, Inc., a private Internet retailer of technology products to medium and large businesses. From September 2000 through April 2001 the Company operated the business of CMPExpress.com, Inc. as a subsidiary of Outpost.com, which was renamed OutpostPRO.com, Inc. As a result of the acquisition, Outpost.com issued 3,139,666 shares of its common stock, valued at approximately $11.9 million, which was net of transaction fees. The results of operations of the acquired company have been included in the Company's consolidated financial results starting on the date of acquisition. The acquisition was accounted for under the purchase method of accounting for business combinations.

    The purchase price for the acquisition of CMPExpress was allocated as shown in the following table:

                                                                 (IN THOUSANDS)
    Goodwill.................................................       $ 16,344
    Property and equipment...................................            464
    Line of credit...........................................         (1,607)
    Working capital deficit..................................         (3,201)
                                                                    --------
        Purchase price.......................................       $(12,000)
                                                                    ========

                                  OUTPOST.COM

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MAY 31, 2001


    In April 2001, the Company concluded that the goodwill recorded at September 8, 2000 no longer had future value as a result of the restructuring of the Company's business (Note 2). Accordingly, an impairment charge of $14.9 million was recorded for the unamortized goodwill balance during the three months ended May 31, 2001.

    On May 29, 2001, the Company entered into a merger agreement with PC Connection, Inc., pursuant to which the Company will be merged with a subsidiary of PC Connection and become a wholly-owned subsidiary of PC Connection. The merger is subject to approval of the Company's stockholders and to other closing conditions. Provided that the merger is approved by the Company's stockholders and all other conditions to closing are satisfied or waived, the merger is expected to be completed by the end of October 2001. However, because many of the closing conditions are beyond the control of the Company there can be no assurance that the merger will be completed by the end of October 2001, or at all. If the Company is unable to close the merger it will need to obtain additional financing or complete another sale or merger transaction. If it cannot do so, it is unlikely that the Company would be able to continue as a going concern. If the merger is completed, each outstanding share of the Company's common stock will be canceled and converted into the right to receive shares of PC Connection's common stock based on an exchange ratio that will be determined based upon the Company's revenue for the three-month period ending August 31, 2001 and the average closing price of the PC Connection's common stock over the ten trading days ending four days prior to the closing.

    In connection with the execution of the merger agreement, the Company entered into a credit and supply agreement with Merrimack Services Corporation, a subsidiary of PC Connection. Under the terms of the credit and supply agreement, Merrimack Services has agreed, in its discretion, to provide the company with working capital loans not to exceed in the aggregate a principal amount of $3.0 million. In addition, Merrimack Services has agreed to make inventory items available to the Company at PC Connection's cost plus 5% on seven day credit for sale to the Company's customers. The inventory line of credit's outstanding balance shall not exceed $5.0 million in the aggregate at any time. Merrimack Services has also entered into a security agreement with the Company, pursuant to which the Company granted Merrimack Services a security interest in substantially all of its present and future assets to secure payment and performance of all of the Company's obligations to Merrimack Services under the credit and supply agreement.

    The Company also issued PC Connection a warrant, for no cash consideration on the date of issuance, that gives PC Connection the right to purchase up to 19.9% of the Company's outstanding common stock on May 29, 2001. The warrant is exercisable upon the occurrence of certain triggering events at an exercise price of $0.51 per share. In addition, if a merger, consolidation, acquisition of 50% or more of the Company's common stock or a similar transaction involving the Company occurs, PC Connection may require the Company to repurchase the warrant for a price between $1.0 million and $1.5 million.

NOTE  9 - SUBSEQUENT EVENT

    On July 9, 2001, Fry's Electronics, Inc. filed a Form 13D with the Securities and Exchange Commission indicating it currently owns 3,465,000 shares or 10.933% of the Company and that it was prepared to offer $.70 per share for the Company's outstanding common stock. The Company is currently considering such proposal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the business, results of operations, and liquidity and capital resources should be read in conjunction with the Company's unaudited Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q.

OVERVIEW

    Outpost.com, established in 1995, has two primary areas of focus for its business: (i) an industry-leading retail superstore located at www.Outpost.com; and (ii) eBusiness Services, which provides end-to-end online commerce solutions for other retailers, manufacturers and Web sites.

    The Company is a leading global Internet retailer featuring over 175,000 consumer technology and related products for the home and office. As of May 31, 2001, there were approximately 1.4 million customers worldwide. The Company's online superstore features computers and accessories, software, consumer electronics, cameras, and other high end consumer products for domestic and international customers. The online store features: (i) an easy to navigate, intuitive interface, (ii) extensive product information, (iii) powerful search capabilities, (iv) competitive pricing and (v) a flexible return policy, including pick-up from any location in the U.S.

    Although the Company has grown rapidly since inception in 1995, it continues to incur significant net losses. As of May 31, 2001, the Company had cash and cash equivalents of approximately $4.6 million, which the Company believes will last until the merger with PC Connection, Inc. is completed. However, because many of the conditions to closing for the merger are beyond the control of the Company, there can be no assurance that the merger will be completed. If the merger agreement is terminated prior to competion of the merger, the Company will need to obtain additional financing or complete another sale or merger transaction in order to continue as a going concern. In April 2001, the Company initiated a restructuring plan to reduce costs and conserve cash. The restructuring included refocusing the Company's core retailing business to only the business-to-consumer sector. The refocus included the significant curtailment of the operations of its OutpostPRO (business-to-business) retailing operation, termination of the majority of OutpostPRO employees and the discontinuance of offering product sales to business customers under the Company's former 30-day credit policy. The Company has also reduced its marketing, Web site development, technology and operating infrastructure development budgets, reduced staffing levels, and is in the process of terminating facility leases. The Company believes, however, that it will continue to incur operating losses in the near term.

    On May 29, 2001, the Company entered into a merger agreement with PC Connection, Inc., a direct marketer of information technology products and solutions, including brand-name personal computers and related peripherals, software, and networking products to business, education, government, and consumer end users located primarily in the United States. The merger agreement provides for the merger of the Company with a subsidiary of PC Connection, after which the Company will continue its operations as a wholly-owned subsidiary of PC Connection. The merger is subject to approval of the Company's stockholders and to other closing conditions. Provided that the merger is approved by the Company's stockholders and all other conditions to closing are satisfied or waived, the merger is expected to be completed by the end of October 2001. However, because many of the closing conditions are beyond the control of the Company, there can be no assurance that the merger will be completed by the end of October 2001, or at all. If the Company is unable to close the merger or obtain additional financing or complete another sale or merger transaction, it is unlikely that the Company would be able to continue as a going concern.

RESULTS OF OPERATIONS: THREE MONTHS ENDED MAY 31, 2001 AND 2000

The following table sets forth certain items from the statement of operations data as a percentage of net sales for the periods indicated:

                                                            Three Months Ended
                                                                   May 31
                                                           --------------------
                                                            2001          2000
                                                           ------        ------
Net sales.........................................         100.0%        100.0%
Cost of sales.....................................          86.0          86.6
                                                           ------        ------
    Gross profit..................................          14.0          13.4
Operating expenses:
    Sales and marketing...........................          17.7          16.8
    General and administrative....................           6.1           4.3
    Technology and development....................           5.7           4.5
    Amortization of goodwill......................           0.5            --
    Impairment of goodwill........................          23.4            --
    Restructuring charges.........................           3.6            --
                                                           ------        ------
         Total operating expenses.................          57.0          25.6
                                                           ------        ------
    Operating loss................................         (43.0)        (12.2)
Other income, net.................................           0.2           1.0
                                                           ------        ------
    Net loss before minority interest.............         (42.8)        (11.2)
Minority interest.................................          (0.3)         (0.1)
                                                           ------        ------
    Net loss......................................         (43.1)%       (11.3)%
                                                           ======        ======

NET SALES

    Net sales are comprised of product sales net of provisions for estimated returns and allowances. Net sales also include shipping revenue, advertising revenue derived from vendors that pay for promotional placements on the Company's Web site, and site management fees for hosting and managing partners' Web sites. Product sales are comprised of computers and accessories, software, consumer electronics, cameras, and other high end consumer and business products. Product sales are recognized as revenue when the products are shipped to customers. The Company records a reserve for estimated sales returns at the time of shipment based on historical return rates. The majority of net sales are merchandise to customers using credit cards. The remainder of net sales consists of vendor advertising, shipping revenue and partner site management fees. In April 2001, the Company ceased granting credit to business customers in conjunction with its restructuring plan.

    Net sales decreased by $1.3 million to $63.7 million in the quarter ended May 31, 2001 from $65.0 million in the quarter ended May 31, 2000. The overall decrease was the net result of a decrease resulting from buying inventory on a cash basis, which limited the Company's ability to stock product, and the discontinuance of offering product sales to small business customers under the Company's former 30-day credit policy. As of May 31, 2001, the Company had approximately 1.4 million customer accounts.

    As discussed in Note 3 of the Company's Consolidated Financial Statements, included elsewhere in this Form 10-Q, the Company is currently buying inventory either on a cash basis from vendors or from PC Connection, Inc. under the credit and supply agreement. This could have a significant negative impact on sales in future quarters as the Company may not be able to stock adequate amounts of inventory. This will also likely have a significant negative impact on the Company's gross margin as it may not be able to take advantage of certain volume discounts.

COST OF SALES AND GROSS PROFIT

    Cost of sales consists of the product cost of the merchandise sold. Cost of sales decreased by $1.5 million to $54.8 million in the quarter ended May 31, 2001 from $56.3 million in the quarter ended May 31, 2000. This decrease was primarily the result of a decrease in product sales volume as described above. Gross profit increased by $0.2 million to $8.9 million in the quarter ended May 31, 2001 from $8.7 million in the quarter ended May 31, 2000. This increase was a result of increased shipping revenues and site management fees from eBusiness services. In April 2001, the Company revised its shipping policy to change from free shipping to a new low cost shipping policy. As a percentage of net sales, cost of sales decreased to 86.0% from 86.6% and gross profit increased to 14.0% from 13.4% in the quarters ended May 31, 2001 and May 31, 2000, respectively.

    As discussed in Note 3 of the Company's Consolidated Financial Statements, included elsewhere in this Form 10-Q, the Company is currently buying inventory either on a cash basis from vendors or from PC Connection, Inc. under the credit and supply agreement. This could have a significant negative impact on sales in future quarters as the Company may not be able to stock adequate amounts of inventory. This will also likely have a significant negative impact on the Company's gross margin as it may not be able to take advantage of certain volume discounts.

OPERATING EXPENSES

    Operating expenses consist of sales and marketing expenses, general and administrative expenses, technology and development expenses, impairment of goodwill and restructuring charges.

    Operating expenses for the quarter ended May 31, 2001 are further described as follows:

    SALES AND MARKETING. Sales and marketing expense consists primarily of three components:

    Direct Selling Expenses. These expenses consist primarily of shipping expense, contract warehouse fulfillment expense and bank and credit card fees. The Company classifies the costs related to shipping in and out as well as its warehouse operations as sales and marketing costs. Shipping and handling costs were $5.4 million in the quarter ended May 31, 2001 and $5.2 million in the quarter ended May 31, 2000.

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

    Sales and marketing expenses increased by $0.4 million to $11.3 million in the quarter ended May 31, 2001 from $10.9 million in the quarter ended May 31, 2000. As a percentage of net sales, sales and marketing expenses increased to 17.7% in the quarter ended May 31, 2001 from 16.8% in the quarter ended May 31, 2000. The absolute dollars and percentage increases resulted from sales decreasing during the period while sales and marketing expenses did not decrease. Anticipated cost savings from the restructuring was not fully realized during the three month period ended May 31, 2001.

    GENERAL AND ADMINISTRATIVE. General and administrative expense includes administrative, finance, purchasing, and business development personnel and related costs, depreciation of furniture, office equipment and leasehold improvements, general office expenses, as well as professional fees. General and administrative expense increased by $1.1 million to $3.9 million in the quarter ended May 31, 2001 from $2.8 million in the quarter ended May 31, 2000. As a percentage of net sales, general and administrative expense increased to 6.1% in the quarter ended

May 31, 2001 from 4.3% in the quarter ended May 31, 2000. The increase in general and administrative expense is primarily due to an increase in bad debt expense of approximately $1.2 million.

    TECHNOLOGY AND DEVELOPMENT. Technology and development expense includes depreciation of hardware and software, systems personnel and related costs, software support, communications expenditures, maintenance on technology development and Web site hosting. Technology and development expense increased by $0.7 million to $3.6 million in the quarter ended May 31, 2001 from $2.9 million in the quarter ended May 31, 2000. As a percentage of net sales, technology and development expense increased to 5.7% in the quarter ended May 31, 2001 from 4.5% in the quarter ended May 31, 2000. As the Company has expanded, it has added additional hardware, systems and software. As such, the dollar increases in technology and development expense is attributable to increased depreciation, maintainance costs and systems costs on hardware and software. The percentage increase resulted from higher infrastructure and depreciation costs than in the prior period. In accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and EITF 00-10 "Web site Development Costs", the Company capitalized development related technology activities of approximately $1.6 million in the quarter ended May 31, 2001. Any anticipated cost savings from the Company's reduction in headcount was not realized during the three-month priod ended May 31, 2001.

    Amortization and Impairment of Goodwill. Amortization of goodwill consists of amortization of goodwill incurred in connection with the Company's September 8, 2000 acquisition of CMPExpress.com, Inc. (renamed OutpostPRO). Goodwill arising from business purchase combinations is reviewed for impairment whenever events or circumstances indicate its carrying value may not be recoverable. The Company acquired CMPExpress.com, Inc. for the purpose of enhancing its business-to-business customer base by adding medium to large businesses. Sales to business customers were made with standard collection terms of 30 days, resulting in an increasingly negative impact on the Company's working capital as revenue in this business sector grew. In April 2001, in light of the need for additional liquidity, the Company announced a restructuring of the business. As a result of the restructuring, the OutpostPRO business was significantly curtailed. The Company has concluded that the goodwill recorded in connection with the acquisition of CMPExpress.com on September 8, 2000 no longer had future value. Accordingly, an impairment charge of $14.9 million was recorded for the unamortized goodwill balance as of the date of the restructuring announcement. The Company also recorded $285,000 for the amortization of goodwill for the period from March 1, 2001 through the date of the restructuring announcement.

    Restructuring Charges. On April 13, 2001, as a result of recurring losses from operations and the Company's inability to secure satisfactory terms for working capital financing or raise additional equity, the Company implemented a restructuring plan that included the closure of facilities in Tom's River, New Jersey and Bethel, Connecticut, termination of 110 employees, lease terminations, severance payments and other related costs. The Company has also reduced its marketing, Web site development, technology and operating infrastructure development budgets. The Company has refocused its core business to only the business-to-consumer sector. The refocus included the significant curtailment of the operations of its OutpostPRO (business-to-business) business, termination of the majority of OutpostPRO employees and the discontinuance of offering product sales to business customers under the Company's former 30-day credit policy. Accordingly, a restructuring charge of $2.3 million was recorded in the quarter ended May 31, 2001 (see Note 4 of the Consolidated Financial Statements, included elsewhere in this Form 10-Q).

OTHER INCOME, NET

    Other income, net consists of interest income earned on short term investments and overnight investments of cash balances in money market accounts, offset by interest expense primarily attributable to lease financing agreements. Other income, net decreased by $518,000 to $119,000 in the quarter ended May 31, 2001 from $637,000 in the quarter ended May 31, 2000. These changes were primarily a result of lower cash balances during the current year compared to the prior year.

MINORITY INTEREST

    Minority interest consists of the joint venture partner's share (Tweeter Home Entertainment Group, Inc.) of the net income of Tweeter@Outpost.com, LLC. Minority interest increased by $72,000 to $172,000 in the quarter ended

May 31, 2001 from $100,000 in the quarter ended May 31, 2000, reflecting increased sales and profitability of the joint venture.

NET LOSS

    As a result of the foregoing factors, the Company incurred a net loss of $27.4 million in the quarter ended May 31, 2001 compared to a net loss of $7.4 million in the quarter ended May 31, 2000. As a percentage of net sales, net loss increased to 43.1% in the quarter ended May 31, 2001 compared to 11.3% in the quarter ended May 31, 2000. Excluding the restructuring and impairment charges, the net loss for the quarter ended May 31, 2001 was $10.2 million or 16.0% of sales compared to $7.4 million or 11.3% of sales for the quarter ended May 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    At May 31, 2001, the total cash and cash equivalents balance was $4.6 million compared to $22.0 million at February 28, 2001. As of June 30, 2001, the total cash and cash equivalents balance was $4.0 million.

CASH INFLOWS AND OUTFLOWS

    During the three months ended May 31, 2001, the net decrease in cash and cash equivalents was $17.4 million. Details of the cash inflows and outflows are as follows:

    Operating Activities: Cash of $15.1 million was used to fund operations during the three months ended May 31, 2001. During this period, the principal operating cash requirements were to fund an operating loss of $27.4 million (including depreciation, amortization and impairment of goodwill of $17.1 million), make payments of accounts payable and accrued expenses of $24.3 million offset by decreases in inventories of $10.7 million and decreases in accounts receivable of $8.7 million.

    Investing Activities: Cash of $2.1 million was used in investing activities during the three months ended May 31, 2001. This consists of the net effect purchases and development of property and equipment of $2.4 million and disposal of property and equipment of $0.3 million (see Restructuring Note 4).

    Financing Activities: Cash of $0.2 million was used in financing activities during the three months ended May 31, 2001. Financing activities included repayment of capital lease obligations in the amount of $184,000 offset in part by proceeds from issuance of common stock related to the redemption of employee stock options of $16,000.

CASH, CASH EQUIVALENTS AND COMMITMENTS

    As of May 31, 2001, there was $4.6 million in cash and cash equivalents compared to $22.0 million at February 28, 2001. As of June 30, 2001, the total cash and cash equivalents balance was $4.0 million.

    As of May 31, 2001, material capital commitments consisted of $0.9 million in obligations outstanding under capital leases and other long term debt.

    From July 1998 to April 2001, the Company utilized a flooring agreement with Deutsche Financial Services Corporation ("DFS") in order to finance inventory purchases. In April 2001, the Company attempted to renegotiate the terms of this agreement but was unable to negotiate terms with DFS that the Company found to be satisfactory. As a result, the Company terminated its agreement with DFS on April 20, 2001 in order to release the assets pledged under the DFS agreement. In connection with the termination, the Company repaid the $8.1 million outstanding balance. As a result of terminating the flooring agreement, purchases made from major inventory suppliers are now paid based on cash in advance or vendor required terms.

    On August 9, 2000, a Collateral Subordination Agreement was entered into between Apple Computer, Inc. ("Apple"), DFS and Outpost.com. This was done for the purpose of securing a direct credit facility with Apple. Under the terms of the Collateral Subordination Agreement, Apple has been granted a security interest in certain assets.

    On May 29, 2001, the Company entered into a merger agreement with PC Connection, Inc., a direct marketer of information technology products and solutions, including brand-name personal computers and related peripherals, software, and networking products to business, education, government, and consumer end users located primarily in the United States. Pursuant to the merger agreement, the Company will be merged with a subsidiary of PC Connection and become a wholly-owned subsidiary of PC Connection. The merger is subject to approval of the Company's stockholders and to other closing conditions. Provided that the merger is approved by the Company's stockholders and all other conditions to closing are satisfied or waived, the merger is expected to be completed by the end of October 2001. However, because many of the closing conditions are beyond the control of the Company, there can be no assurances that the merger will be completed by the end of October 2001, or at all. If the Company is unable to close the merger it will need to obtain additional financing or complete another sale or merger transaction. If it cannot do so, it is unlikely that the Company would be able to continue as a going concern.

    In connection with the execution of the merger agreement, the Company entered into a Credit and Supply agreement with Merrimack Services Corporation, a subsidiary of PC Connection. Under the terms of the credit and supply agreement, Merrimack Services has agreed, in its discretion, to provide the company with working capital loans not to exceed in the aggregate a principal amount of $3.0 million. In addition, Merrimack Services has agreed to make inventory items available to the Company at PC Connection's cost plus 5% on seven day credit for sale to the Company's customers. The inventory line of credit's outstanding balance shall not exceed $5.0 million in the aggregate at any time. Merrimack Services has also entered into a security agreement with the Company, pursuant to which the Company granted Merrimack Services a security interest in substantially all of its present and future assets to secure payment and performance of all of the Company's obligations to Merrimack Services under the credit and supply agreement.

    The Company is currently delinquent in paying incurred trade and other debt with vendors and business partners. The Company offered interim payments of 24% of the amounts owed as of April 20, 2001. The Company agreed to make these interim payments in six weekly payments of 4% each beginning on April 20, 2001 and continuing each successive Friday thereafter until May 25, 2001. The Company has made five of the 4% payments to date, but has not made the payment that was due on May 25, 2001. Further, the Company has not reached an agreement with its creditors regarding the remaining past due balances. The Company is currently buying inventory from vendors, other than PC Connection, on a cash basis. If the merger is completed, PC Connection has agreed to pay all past due amounts to the Company's creditors.

    In addition, on April 23, 2001, the Company received a notice from the Nasdaq National Market that its common stock had failed to maintain the required minimum closing bid price of $1.00 for a period of 30 consecutive trading days. As a result, Nasdaq has provided the Company 90 calendar days, or until July 20, 2001, to regain compliance with this requirement or be delisted from trading. In order to regain compliance, the closing bid price of the common stock must stay above $1.00 for 10 consecutive days. If the Company is unable to regain compliance with this requirement during this time period, and any appeal to Nasdaq for relief from this requirement is unsuccessful, the Company's common stock will be delisted from trading by the Nasdaq National Market. If this were to happen, trading in the Company's common stock would decrease substantially, or cease altogether, the market price of the common stock may decline further, potentially to zero, and stockholders may lose some or all of their investment. Furthermore, delisting of the Company's common stock from the Nasdaq National Market would inhibit, if not preclude, the Company's ability to raise additional working capital on acceptable terms, if at all.

FORWARD-LOOKING STATEMENTS

    This report may contain forward-looking statements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described or implied in such forward-looking statements. These statements address or may address the following subjects: the restructuring of the Company's business operations; the pending merger with PC Connection, Inc.; the Company's ability to continue as a going concern; the possibility of delisting of the Company's common stock from the Nasdaq National Market; the Company's need to buy inventory on a cash basis; the impact on future net sales, gross margin and operating expenses; and the sufficiency of cash and cash equivalents. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others:

    . the uncertainty of the Company's ability to close the merger with PC Connection, Inc.;

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    Reference is made to the disclosure contained in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001 concerning the suit filed against the Company by Hook Media, Inc. On or about June 11, 2001, the Company entered into a formal settlement agreement with Hook Media and forwarded $61,019 to Hook Media's attorney's to be held in escrow pending United States Bankruptcy court approval. The Company also agreed to pay approximately $193,228 to Hook Media. The payments to Hook Media were for placement fees owed to Hook Media and amounts paid on the Company's behalf to third party vendors by Hook Media. Additionally, the Company assumed from Hook Media approximately $930,000 in payables to third party vendors who had previously accepted advertising placed by Hook Media on behalf of the Company. At the time of the settlement, these amounts had been accrued as a liability to Hook Media on the Company's balance sheet.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(A) Recent Sales of Unregistered Securities

    In connection with the execution of the merger agreement with PC Connection, Inc., on May 29, 2001, the Company issued a warrant, for no cash consideration at the date of issuance, that gives PC Connection the right to buy from the Company up to 19.9% of the outstanding common stock of the Company. The exercise price of the warrant is $0.51 per share. PC Connection required the Company to grant the warrant as consideration for entering into the merger agreement. The warrant may discourage third parties who are interested in acquiring a significant stake in the Company and is intended to increase the likelihood that the merger will be completed.

    PC Connection cannot exercise the warrant unless one of the following triggering events occurs:

    .  the Company enters into an agreement to be acquired by a third party;

    . the Company's board of directors withdraws, modifies, fails to reaffirm or publicly announces its intent to withdraw or modify its recommendation to its stockholders to vote for the merger agreement;

    . the Company's board of directors recommends that its stockholders vote for or accept an acquisition transaction with another party or has failed to publicly oppose an acquisition transaction with another party;

    . the Company's stockholders do not adopt the merger agreement following a proposal by a third party to acquire the Company; or

    . a third party acquires beneficial ownership of 20% or more of the Company's outstanding common stock.

    If any of the above triggering events occur, PC Connection may exercise the warrant. If a merger, consolidation, acquisition of 50% or more of its common stock or similar transaction involving the Company occurs, then PC Connection may require the Company to repurchase the warrant for a price between $1.0 million and $1.5 million.

    No person acted as an underwriter with respect to this transaction. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, as no public offering was involved.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not Applicable

ITEM 5.  OTHER INFORMATION. Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A) Exhibits

Exhibit No. 10.1............  Merger Agreement, dated as of May 29, 2001, by and between PC Connection, Inc.
                              and the Company (filed as Exhibit 10.1 to the Company's Current Report on Form
                              8-K (File No. 000-24659, filing date June 6, 2001) and incorporated herein by reference).
Exhibit No. 10.2............  Stock Warrant Agreement, dated as of May 29, 2001, by and between the Company and PC Connection, Inc. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 000-24659, filing date June 6, 2001) and incorporated herein by reference).
Exhibit No. 10.3............  Credit and Supply Agreement, dated as of May 29, 2001, by and between the
                              Company and Merrimack Services Corporation (filed as Exhibit 10.3 to the
                              Company's Current Report on Form 8-K (File No. 000-24659, filing date June 6,
                              2001) and incorporated herein by reference).
Exhibit No. 10.4............  Security Agreement, dated as of May 29, 2001, by and between the Company and
                              Merrimack Services Corporation (filed as Exhibit 10.4 to the Company's Current
                              Report on Form 8-K (File No. 000-24659, filing date June 6, 2001) and incorporated herein by reference).
Exhibit No. 10.5............  Letter Agreement, dated February 14, 2001, by and between the Company and Darryl
                              Peck.
Exhibit No. 10.6............  Letter Agreement, dated May 22, 2001, by and between the Company and Darryl Peck.
Exhibit No. 11.1............  Computation of loss per share

(B) Reports on Form 8-K.

    The Company filed with the Securities and Exchange Commission on April 12, 2001, a Current Report on Form 8-K for the April 12, 2001 event reporting the public dissemination of a press release announcing its unaudited financial results for the fourth quarter and fiscal year ended February 28, 2001.

    The Company filed with the Securities and Exchange Commission on April 17, 2001, a Current Report on Form 8-K for the April 13, 2001 event reporting the public dissemination of a press release announcing its restructuring, the resignation of its President and Chief Executive Officer and the appointment of its founder Darryl Peck as President and Chief Executive Officer.

    The Company filed with the Securities and Exchange Commission on April 19, 2001, a Current Report on Form 8-K for the April 16, 2001 event reporting the public dissemination of a press release announcing the resignation of its Chief Financial Officer.

    The Company filed with the Securities and Exchange Commission on April 26, 2001, a Current Report on Form 8-K for the April 23, 2001 event reporting the public dissemination of a press release announcing a new low cost shipping policy for its customers and the resignation of Michael Murray from its Board of Directors.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  July 16, 2001

                                  CYBERIAN OUTPOST, INC.


                                  By: /s/ Darryl Peck
                                      -------------------------------
                                               DARRYL PECK
                                            PRESIDENT AND CEO

                                      /s/ Michael T. Dylag
                                      -------------------------------
                                             MICHAEL T. DYLAG
                                      V.P. FINANCE AND ADMINISTRATION
                                       (PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX

  Exhibit
-----------
   10.1        Merger Agreement, dated as of May 29, 2001, by and between PC Connection, Inc. and the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K
               (File No. 000-24659, filing date June 6, 2001) and incorporated herein by reference).
   10.2        Stock Warrant Agreement, dated as of May 29, 2001, by and between the Company and
               PC Connection, Inc. and the Company (filed as Exhibit 10.2 to the Company's Current
               Report on Form 8-K (File No. 000-24659, filing date June 6, 2001) and incorporated herein by reference).
   10.3        Credit and Supply Agreement, dated as of May 29, 2001, by and between the Company and Merrimack Services Corporation (filed as Exhibit 10.3 to the Company's Current
               Report on Form 8-K (File No. 000-24659, filing date June 6, 2001) and incorporated herein by reference).
   10.4        Security Agreement, dated as of May 29, 2001, by and between the Company and
               Merrimack Services Corporation (filed as Exhibit 10.4 to the Company's Current
               Report on Form 8-K (File No. 000-24659, filing date June 6, 2001) and incorporated herein by reference).
   10.5        Letter Agreement, dated February 14, 2001, by and between the Company and Darryl Peck.
   10.6        Letter Agreement, dated May 22, 2001, by and between the Company and Darryl Peck.
   11.1        Computation of loss per share