Form 10-Q
period 2001-08-31
CYBERIAN OUTPOST INC
filed 2001-10-15
CIK 1041712

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended August 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from _________ to ________


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

Yes [X]   No [  ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  As of October 12, 2001, the registrant had 31,693,545 shares of common stock, par value $.01 per share, outstanding.

                                  OUTPOST.COM
                                   FORM 10-Q
                     FOR THE QUARTER ENDED AUGUST 31, 2001

                                     INDEX

                                                                                                          Page No.
                                                                                                          --------
PART I--FINANCIAL INFORMATION:

Item 1.           Consolidated Financial Statements:

                  Consolidated Balance Sheets, August 31, 2001 (Unaudited) and February 28, 2001........         3

                  Consolidated Statements of Operations, for the Three and Six Months Ended
                  August 31, 2001 and 2000 (Unaudited)..................................................         4

                  Consolidated Statements of Cash Flows, for the Six Months Ended
                  August 31, 2001 and 2000 (Unaudited)..................................................         5

                  Notes to Consolidated Financial Statements (Unaudited)................................         6

  Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                  Operations............................................................................        11

PART II--OTHER INFORMATION:

  Item 6.         Exhibits and Reports on Form 8-K......................................................        17

SIGNATURES...............................................................................................       18

EXHIBIT INDEX.............................................................................................      19


                        PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                                  OUTPOST.COM

                          Consolidated Balance Sheets
                                 (IN THOUSANDS)

                                                                                    AUGUST 31,      FEBRUARY 28,
                                                                                      2001             2001
                                                                                    ----------       --------
                                                                                   (Unaudited)
                                    Assets
Current Assets:
 Cash and cash equivalents.....................................................      $     551       $ 21,970
 Accounts receivable, net......................................................          3,957         15,762
 Inventories...................................................................          4,830         15,234
 Prepaid expenses and other current assets.....................................            879            692
                                                                                     ---------       --------
   Total current assets........................................................         10,217         53,658
Property and equipment, net....................................................         20,092         20,580
Goodwill, net..................................................................             --         15,224
Other assets...................................................................            485            243
                                                                                     ---------       --------
   Total assets................................................................      $  30,794       $ 89,705
                                                                                     =========       ========

                     Liabilities and Stockholders' Equity
Current Liabilities:
 Current portion of capital lease obligations..................................      $     482       $    696
 Lines of credit...............................................................          4,846              -
 Accounts payable..............................................................         13,043         37,372
 Accrued expenses..............................................................          2,125          6,080
                                                                                     ---------       --------
   Total current liabilities...................................................         20,496         44,148
Capital lease obligations, excluding current portion...........................            215            389
                                                                                     ---------       --------
   Total liabilities...........................................................         20,711         44,537
Minority interest..............................................................          3,257          3,603
Stockholders' equity:
 Common stock..................................................................            317            317
 Additional paid-in capital....................................................        141,188        141,172
 Accumulated deficit...........................................................       (134,679)       (99,924)
                                                                                     ---------       --------
   Total stockholders' equity..................................................          6,826         41,565
                                                                                     ---------       --------
   Total liabilities and stockholders' equity..................................      $  30,794       $ 89,705
                                                                                     =========       ========

          See accompanying notes to consolidated financial statements.

                                  OUTPOST.COM

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       AUGUST 31,                    AUGUST 31,
                                                                  ------------------------  ----------------------------
                                                                      2001           2000           2001           2000
                                                                   -------        -------       --------       --------
Net sales...................................................       $45,247        $72,765       $108,961       $137,759
Cost of sales...............................................        39,828         62,081         94,615        118,376
                                                                   -------        -------       --------       --------
  Gross profit..............................................         5,419         10,684         14,346         19,383
Operating expenses:
  Sales and marketing.......................................         7,484         11,584         18,768         22,501
  General and administrative................................         2,513          3,125          6,400          5,893
  Technology and development................................         3,402          3,027          7,033          5,943
  Amortization of goodwill..................................             -              -            285              -
  Impairment of goodwill....................................             -              -         14,939              -
  Restructuring charge (benefit)............................          (777)             -          1,513              -
                                                                   -------        -------       --------       --------
     Total operating expenses...............................        12,622         17,736         48,938         34,337
                                                                   -------        -------       --------       --------
  Operating loss............................................        (7,203)        (7,052)       (34,592)       (14,954)
Other income (expense), net.................................           (28)           541             91          1,178
                                                                   -------        -------       --------       --------
  Net loss before minority interest.........................        (7,231)        (6,511)       (34,501)       (13,776)
Minority interest...........................................           (82)          (156)          (254)          (256)
                                                                   -------        -------       --------       --------
  Net loss..................................................       $(7,313)       $(6,667)      $(34,755)      $(14,032)
                                                                   =======        =======       ========       ========
Basic and diluted net loss per share........................        $(0.23)        $(0.23)        $(1.10)        $(0.50)
                                                                   =======        =======       ========       ========
Weighted average shares outstanding.........................        31,686         28,482         31,676         28,248
                                                                   =======        =======       ========       ========


          See accompanying notes to consolidated financial statements.

                                  OUTPOST.COM

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                          AUGUST 31,
                                                                                     ------------------------
                                                                                       2001           2000
                                                                                     --------       --------

Cash flows from operating activities:
 Net loss......................................................................      $(34,755)      $(14,032)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Impairment of goodwill.......................................................        14,939              -
  Depreciation and amortization................................................         2,150          3,094
  Amortization of deferred compensation........................................             -             33
  Minority interest income.....................................................           254            256
  Loss on sales and maturities of short term investments.......................             -             (8)
  (Increase) decrease in operating assets:
   Accounts receivable.........................................................        11,805         (6,652)
   Inventories.................................................................        10,404         (2,101)
   Prepaid expenses and other assets...........................................          (429)            (2)
  (Decrease) increase in operating liabilities:
   Accounts payable............................................................       (24,329)           (49)
   Accrued expenses............................................................        (3,955)           982
                                                                                     --------       --------
    Net cash used in operating activities......................................       (23,916)       (18,479)
                                                                                     --------       --------

Cash flows from investing activities:
 Purchases of property and equipment...........................................        (1,377)        (6,584)
 Purchases of short term investments...........................................             -        (19,897)
 Proceeds from sales and maturities of short term investments..................             -         15,600
 Cash acquired from consolidating joint venture................................             -          5,706
 Distribution to joint venture partner.........................................          (600)             -
                                                                                     --------       --------
    Net cash used in investing activities......................................        (1,977)        (5,175)
                                                                                     --------       --------

Cash flows from financing activities:
 Borrowings under lines of credit..............................................         4,846              -
 Repayment of capital lease obligations........................................          (388)          (350)
 Proceeds from issuance of common stock........................................            16         35,290
                                                                                     --------       --------
    Net cash provided by financing activities..................................         4,474         34,940
                                                                                     --------       --------

    Net increase (decrease) in cash and cash equivalents.......................       (21,419)        11,286
                                                                                     --------       --------
    Cash and cash equivalents at the beginning of period.......................        21,970         13,293
                                                                                     --------       --------
    Cash and cash equivalents at the end of period.............................      $    551       $ 24,579
                                                                                     ========       ========
Supplemental disclosure of cash paid for interest:
 Interest......................................................................      $    155       $    171
                                                                                     ========       ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

  During the six month periods ended August 31, 2001 and 2000, the Company acquired office equipment by incurring capital lease obligations of approximately $0 and $44,000, respectively.

          See accompanying notes to consolidated financial statements.

                                  OUTPOST.COM

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                AUGUST 31, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Cyberian Outpost, Inc. ("Outpost.com," or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended August 31, 2001 are not necessarily indicative of the results that may be expected for the year ending February 28, 2002.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets that might be necessary should the Company be unable to continue as a going concern. For the year ended February 28, 2001, the audit opinion from the Company's independent accountants, KPMG LLP, included an explanatory paragraph expressing significant uncertainty about the Company's ability to continue as a going concern.

NOTE 2 - DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

(a)  Description of Business

The Company was incorporated in the state of Connecticut on March 6, 1995 and reincorporated in the state of Delaware on July 8, 1998. Outpost.com is a global Internet retailer featuring over 30,000 consumer technology and related products for the home and office. As of August 31, 2001, the Company had the following subsidiaries: Tweeter@Outpost.com, LLC, OutpostPRO.com, Inc. (formerly known as "CMPExpress.com, Inc."), Outpost Vendor Supply A, Inc. and Outpost Holdings LLC. Additionally, OutpostPRO.com, Inc. has as wholly-owned subsidiaries CMP Internet Development Private LTD and India Parent Co. The results of these companies are consolidated in the accompanying financial statements for the three-month and six-month periods ended August 31, 2001.

(b)  Revenue Recognition

Net sales are primarily comprised of product sales, net of a provision for estimated returns and allowances. Net sales also include shipping revenue, advertising revenue derived from vendors that pay for promotional placements on the Company's Web site and site management fees derived from hosting and managing its partners' Web sites. Product sales are comprised of computers and accessories, software, consumer electronics, cameras and high-end consumer products. Product sales are recognized as revenue when the products are shipped to customers, which coincides with transfer of title. The Company records a reserve for estimated sales returns at the time of shipment based on historical return rates. The majority of net sales are merchandise to customers using credit cards. The remainder consists of amounts received from vendors for advertising, and partners for site management fees and shipping revenue.

(c)  Reclassifications

Certain prior year balances have been reclassified to conform with the current year's presentation.


(d) Amortization and Impairment of Goodwill

Amortization of goodwill consists of amortization of goodwill incurred in connection with the Company's September 8, 2000 acquisition of CMPExpress.com, Inc. ("CMPExpress") (renamed OutpostPRO.com, Inc.). Goodwill arising from business purchase combinations is reviewed for impairment whenever events or circumstances indicate that the Company's carrying value may not be recoverable. The Company acquired CMPExpress for the purpose of enhancing its business-to-business customer base by adding

                                  OUTPOST.COM

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                AUGUST 31, 2001


medium to large businesses. Sales to business customers were made with standard collection terms of 30 days, resulting in an increasingly negative impact on the Company's working capital as revenue in this business sector grew. In April 2001, in light of the need for additional liquidity, the Company announced a restructuring of its business. As a result of the restructuring, the Company eliminated its OutpostPRO business. The Company concluded that the goodwill recorded in connection with the acquisition of CMPExpress on September 8, 2000 no longer had future value. Accordingly, an impairment charge of $14.9 million was recorded for the unamortized goodwill balance as of the date of the restructuring announcement. The Company also recorded $285,000 for the amortization of goodwill for the period from March 1, 2001 through the date of the restructuring announcement.

(e)  New Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivatives and hedging activities. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to SFAS No. 133. These new statements require that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company adopted these standards on March 1, 2001. These new statements did not have an effect on the consolidated financial position, results of operations or cash flow of the Company.

NOTE 3 - LIQUIDITY

The Company has experienced significant operating losses since its inception. From July 1998 to April 2001, the Company utilized a flooring agreement (the "DFS Agreement") with Deutsche Financial Services Corporation ("DFS") in order to finance its inventory purchases. In April 2001, the Company attempted to renegotiate the terms of the DFS Agreement but was unable to negotiate terms with DFS that the Company found to be satisfactory. As a result, the Company terminated the DFS agreement on April 20, 2001 in order to release the assets pledged under the DFS agreement. In connection with the termination of the DFS Agreement, the Company repaid the $8.1 million outstanding balance. As a result of terminating the DFS Agreement, purchases made from major inventory suppliers are now paid in advance on a cash basis or on vendor required terms.

In February 2001, the Company engaged Dain Rauscher Wessels to assist the Company with respect to exploring strategic alternatives. On April 13, 2001, the Company initiated a restructuring plan to improve operating results and conserve cash. This restructuring plan included refocusing the Company's core business on only the business-to-consumer sector. The refocus included the elimination of the Company's CMPExpress (business-to-business) operation, termination of all CMPExpress employees and the discontinuance of offering product sales to business customers under the Company's former 30-day credit policy. The Company has also reduced its marketing, web site development, technology and operating infrastructure development budgets, reduced staffing levels and has negotiated the termination of its Bethel, CT and Tom's River, NJ facility leases.

On May 29, 2001, the Company signed a definitive merger agreement with PC Connection, Inc. ("PC Connection"), a direct marketer of information technology products and solutions, including brand-name personal computers and related peripherals, software and networking products to business, education, government and consumer end users located primarily in the United States. On September 4, 2001, the Company simultaneously terminated the merger agreement with PC Connection and entered into a merger agreement with Fry's Electronics, Inc. ("Fry's Electronics"), a privately held electronics retailer that provides one-stop-shopping for the hi-tech professional. As of August 31, 2001, the Company had cash and cash equivalents of approximately $551,000, which combined with the working capital loans from Fry's Electronics, the Company believes will last until the merger with Fry's Electronics is completed.


NOTE 4 - RESTRUCTURING CHARGES

On April 13, 2001, as a result of recurring losses from operations and the Company's inability to secure satisfactory terms for working capital financing or to raise additional equity, the Company implemented a restructuring plan (the "Plan"). The significant components of the Plan included the closure and lease terminations of facilities in Tom's River, New Jersey and Bethel, Connecticut and the termination of 110 employees. These actions were substantially completed at May 31, 2001. The Company also reduced its marketing, Web site development, technology and operating infrastructure development budgets. The Company has refocused its core business to only the business-to-consumer sector. The refocus included the elimination of the CMPExpress (business-to-business) operation, termination of all CMPExpress employees and the discontinuance of offering product sales to business customers under the

                                  OUTPOST.COM

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                AUGUST 31, 2001


Company's former 30-day credit policy. All severance costs were paid prior to May 31, 2001. The restructuring charges were comprised of $1.0 million in lease terminations, $240,000 in severance costs, $633,000 in professional fees, $273,000 for the write-off of excess equipment and $117,000 for moving costs and write-off of prepaid expenses. In addition to the restructuring charges detailed above, the Company also incurred costs of approximately $800,000 related to the liquidation of inventory in certain product lines, $200,000 related to a retention program established to retain key personnel during the Company's transition and $1.1 million for the write-off of accounts receivable.

As of May 31, 2001, the Company had been unable to negotiate a settlement of the lease concerning its Bethel, Connecticut facility (the "Bethel Lease") with the landlord. During the three months ended August 31, 2001, the Company negotiated the termination of the Bethel Lease for a settlement of $100,000 and reversed $777,000 of restructuring charges previously recorded in the three months ended May 31, 2001. As of August 31, 2001, the Company's remaining accrued lease obligations, which were included in accrued expenses, were $100,000. The Company subsequently made payments totaling $100,000 in September 2001 and October 2001 in satisfaction of these remaining accrued lease obligations.


NOTE 5 - STOCKHOLDERS' EQUITY

In March 2000, the Company completed a private placement and issued 4,702,900 shares of its common stock to institutional investors at a price of $7.87 per share, reflecting a 5% discount of the market price on the date of issue. The Company received approximately $35.3 million of proceeds, net of the placement agent and offering expenses.

In September 2000, the Company issued 3,139,666 shares of its common stock in connection with the acquisition of CMPExpress.

In May 2001, as a condition of the merger agreement with PC Connection, the Company entered into a stock warrant agreement with PC Connection for no cash consideration at the date of issuance. This warrant, which was exercisable only under certain circumstances, gave PC Connection the option to purchase up to 19.9% of the Company's common stock at an exercise price of $0.51 per share. On September 4, 2001, the Company simultaneously terminated the merger agreement with PC Connection and entered into a merger agreement with Fry's Electronics. The warrant was cancelled on September 4, 2001 in connection with the termination of the merger agreement with PC Connection.

NOTE 6 - COMPREHENSIVE LOSS

                                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                             AUGUST 31,          AUGUST 31,
                                                                                         -------------------  --------------------
                                                                                         2001     2000           2001       2000
                                                                                         ----     ----           ----       ----
                                                                                            (In Thousands)        (In Thousands)
  The components of comprehensive loss, net of tax, are as follows:
     Net loss ........................................................................   $(7,313)   $(6,667)   $(34,755)   $(14,032)
  Other comprehensive loss, net of tax:
     Change in unrealized holding loss in available for sale securities ..............       ---         (1)        ---         ---
                                                                                         -------    -------    --------    --------

  Comprehensive loss .................................................................   $(7,313)   $(6,668)   $(34,755)   $(14,032)
                                                                                         =======    =======    ========    ========

NOTE 7 - RELATED PARTY TRANSACTIONS

On October 1, 1999, the Company formed a joint venture, Tweeter@Outpost.com, LLC (Tweeter@Outpost.com), with Tweeter Home Entertainment Group, Inc. Tweeter@Outpost.com operates a fully authorized Internet consumer electronics retail destination. The Company contributed $2.5 million in cash. Both partners hold 50% of the voting stock of the joint venture and the Company has an ownership interest in the joint venture of approximately 50%. The corporate governance provisions of the joint venture agreement provide for the Company to consolidate the financial statements of Tweeter@Outpost.com with those of Outpost.com as a controlled subsidiary. All intercompany transactions have been eliminated. There could be future dilution of the Company's interests if further investments are made in the joint venture. During the quarter ended August 31, 2001, the Company made a $600,000 distribution to its joint venture partner.

NOTE 8 - BUSINESS COMBINATIONS

On September 8, 2000, the Company completed the acquisition of CMPExpress. From September 2000 through April 2001, the

                                  OUTPOST.COM

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                AUGUST 31, 2001



Company operated the business of CMPExpress as a subsidiary of Outpost.com, which was renamed OutpostPRO.com, Inc. As a result of the acquisition, Outpost.com issued 3,139,666 shares of its common stock, valued at approximately $11.9 million, net of transaction fees. The results of operations of the acquired company have been included in the Company's consolidated financial results starting on the date of acquisition. The acquisition was accounted for under the purchase method of accounting for business combinations.

The purchase price for the acquisition of CMPExpress was allocated as shown in the following table:
                                                       (In Thousands)
   Goodwill..............................................    $16,344
   Property and equipment................................        464
   Line of credit........................................      (1,607)
   Working capital deficit...............................      (3,201)
       Purchase price....................................    $(12,000)

In April 2001, the Company concluded that the goodwill recorded at September 8, 2000 no longer had future value as a result of the restructuring of the Company's business (Note 2). Accordingly, the Company recorded an impairment charge of $14.9 million for the unamortized goodwill balance during the three months ended May 31, 2001.

On May 29, 2001, the Company entered into a merger agreement with PC Connection pursuant to which the Company was to be merged with a subsidiary of PC Connection and become a wholly-owned subsidiary of PC Connection. On September 4, 2001, the Company terminated the merger agreement with PC Connection. Also, on September 4, 2001, the Company entered into a merger agreement with Fry's Electronics. See Note 9 for further details.

NOTE 9 - SUBSEQUENT EVENTS

On September 4, 2001, the Company simultaneously terminated the merger agreement with PC Connection and entered into a merger agreement with Fry's Electronics, Inc. ("Fry's Electronics"), a privately held electronics retailer that provides
one-stop-shopping for the hi-tech professional.   The merger agreement provides
for the merger of the Company with a subsidiary of Fry's Electronics, Inc., after which the Company will continue its operations as a wholly-owned subsidiary of Fry's Electronics. The transaction will be accounted for as a purchase with Fry's Electronics paying $.25 for each outstanding share of common stock of the Company. The Boards of both companies have unanimously approved the transaction. The merger, however, is subject to approval of the Company's stockholders and to other closing conditions.

In connection with the execution of the merger agreement, the Company entered into a secured promissory note and collateral assignment and security agreement with Fry's Electronics. Under the terms of the secured promissory note and collateral assignment and security agreement, Fry's Electronics agreed, in certain circumstances, to loan the Company up to $13.0 million on a secured basis as follows:

 .     approximately $5.0 million to repay an outstanding line of credit from PC
      Connection;
 .     approximately $4.0 million to guarantee letters of credit with major vendors; and
 .     approximately $4.0 million in the form of working capital loans.

Upon termination of the merger agreement with PC Connection, the Company made no additional payments to PC Connection other than the payment of approximately $5.0 million to repay the outstanding line of credit.

Pursuant to the collateral assignment and security agreement which the Company entered into with Fry's Electronics, the Company granted a security interest in substantially all of its present and future assets to secure payment and performance of all of the Company's obligations under the secured promissory note. If the Company defaults under the secured promissory note, Fry's Electronics may take possession of the collateral and make all of the Company's obligations to it due and payable.

Provided that the merger is approved by the Company's stockholders and all other conditions to closing are satisfied or waived, the merger is expected to be completed by the end of November 2001. However, because several of the closing conditions are beyond the

                                  OUTPOST.COM

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                AUGUST 31, 2001


control of the Company, there can be no assurance that the merger will be completed by the end of November 2001, or at all. If the Company is unable to close the merger it will need to obtain additional financing or complete another sale or merger transaction. If it cannot do so, it is unlikely that the Company would be able to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's business, results of operations, and liquidity and capital resources should be read in conjunction with the Company's Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q.

OVERVIEW

  Outpost.com, established in 1995, has two primary areas of focus for its business: (i) an industry-leading retail superstore located at www.Outpost.com; and (ii) eBusiness Services, which provide end-to-end online commerce solutions for other retailers, manufacturers and Web sites.

  The Company is a global Internet retailer featuring over 30,000 consumer technology and related products for the home and office. As of August 31, 2001, the Company had approximately 1.5 million customers worldwide. The Company's online superstore features computers and accessories, software, consumer electronics, cameras, and other high-end consumer products for domestic and international customers. The online store features: (i) an easy to navigate, intuitive interface, (ii) extensive product information, (iii) powerful search capabilities, (iv) competitive pricing and (v) a flexible return policy, including pick-up from any location in the United States.

  Although the Company has grown rapidly since its inception in 1995, the Company continues to incur significant net losses. As of August 31, 2001, the Company had cash and cash equivalents of approximately $551,000, which combined with the working capital loans from Fry's Electronics, the Company believes will last until the merger with Fry's Electronics is completed. However, because several of the conditions to closing the merger are beyond the Company's control, there can be no assurance that the merger will be completed. If the merger agreement is terminated prior to completion of the merger, the Company will need to obtain additional financing or complete another sale or merger transaction in order to continue as a going concern.

  In April 2001, the Company initiated a restructuring plan to reduce costs and conserve cash. The restructuring plan included refocusing the Company's core retailing business to only the business-to-consumer sector. This refocus included the elimination of the CMPExpress (business-to-business) retailing operation, termination of all CMPExpress employees and the discontinuance of offering product sales to business customers under the Company's former 30-day credit policy. The Company has also reduced its marketing, Web site development, technology and operation infrastructure development budgets and staffing levels, and has terminated certain facility leases. The Company believes, however, that it will continue to incur operating losses in the near term.

  On May 29, 2001, the Company entered into a merger agreement with PC Connection, Inc. ("PC Connection"), a direct marketer of information technology products and solutions, including brand-name personal computers and related peripherals, software, and networking products to business, education, government, and consumer end users located primarily in the United States. On September 4, 2001, the Company simultaneously terminated the merger agreement with PC Connection and entered into a merger agreement with Fry's Electronics, Inc. ("Fry's Electronics"). The merger agreement with Fry's Electronics provides for the merger of the Company with a subsidiary of Fry's Electronics, after which the Company will continue its operations as a wholly-owned subsidiary of Fry's Electronics. The merger is subject to the approval of the
Company's stockholders and to other closing conditions.   A special meeting of
the Company's stockholders is scheduled for November 8, 2001. In connection with the execution of the merger agreement, the Company entered into a secured promissory note and collateral assignment and security agreement with Fry's Electronics. Under the terms of the secured promissory note and collateral assignment and security agreement, Fry's Electronics agreed, in certain circumstances, to loan the Company up to $13.0 million on a secured basis. Provided that the merger is approved by the Company's stockholders and all other conditions to the closing are satisfied or waived, the merger is expected to be completed by the end of November 2001. However, because several of the closing conditions are beyond the Company's control, there can be no assurance that the merger will be completed by the end of November 2001, or at all. If the Company is unable to close the merger or obtain additional financing or complete another sale or merger transaction, it is unlikely that the Company would be able to continue as a going concern.

RESULTS OF OPERATIONS: THREE AND SIX MONTHS ENDED AUGUST 31, 2001  AND 2000

The following table sets forth certain items from the Company's statement of operations data as a percentage of net sales for the periods indicated:

                                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                         AUGUST 31,                    AUGUST 31,
                                                                   -----------------------  ----------------------------
                                                                      2001           2000           2001           2000
                                                                    ------          -----         ------         ------
Net sales...................................................         100.0%         100.0%         100.0%         100.0%
Cost of sales...............................................          88.0           85.3           86.8           85.9
                                                                    ------          -----         ------         ------
  Gross profit..............................................          12.0           14.7           13.2           14.1
Operating expenses:
  Sales and marketing.......................................          16.5           15.9           17.2           16.3
  General and administrative................................           5.6            4.3            5.9            4.3
  Technology and development................................           7.5            4.2            6.5            4.3
  Amortization of goodwill..................................             -              -            0.2              -
  Impairment of goodwill....................................             -              -           13.7              -
  Restructuring charge (benefit)............................           (1.7)            -            1.4              -
                                                                     ------          -----         ------         ------
     Total operating expenses...............................           27.9           24.4           44.9           24.9
                                                                     ------          -----         ------         ------
  Operating loss............................................          (15.9)          (9.7)         (31.7)         (10.8)
Other income (expenses), net................................           (0.1)           0.7              -            0.9
                                                                     ------          -----         ------         ------
  Net loss before minority interest.........................          (16.0)          (9.0)         (31.7)         (10.0)
Minority interest...........................................           (0.2)          (0.2)          (0.2)          (0.2)
                                                                     ------          -----         ------         ------
  Net loss..................................................         (16.2)%         (9.2)%        (31.9)%        (10.2)%
                                                                     ======          =====         ======         ======

NET SALES

  Net sales are primarily comprised of product sales net of returns and allowances. Net sales also include advertising revenue derived from vendors that pay for promotional placements on the Company's Web site and site management fees for hosting and managing the Company's partners' Web sites. Product sales are comprised of computers and accessories, software, consumer electronics, cameras and other high-end consumer products. Product sales are recognized as revenue when the products are shipped to customers. The Company records a reserve for estimated sales returns at the time of shipment based on historical return rates. The majority of the Company's net sales are derived from merchandise purchases by customers using credit cards. The remainder of the Company's net sales consists of sales to customers that are invoiced directly under credit terms and amounts received from vendors for advertising and from partners for site management fees.

  Net sales decreased by $27.5 million to $45.2 million in the quarter ended August 31, 2001 from $72.8 million in the quarter ended August 31, 2000. In addition, net sales decreased by $28.8 million to $109.0 million in the six months ended August 31, 2001 from $137.8 million in the six months ended August 31, 2000. In both of these periods, these decreases were primarily a result of reduced inventory levels. The Company's weakened financial position limited its ability to buy inventory from vendors on credit, causing the Company to buy inventory with cash, which significantly reduced the Company's ability to adequately stock levels of inventory to meet customer demand.

COST OF SALES AND GROSS PROFIT

  Cost of sales consists of the product cost of the merchandise sold. Cost of sales decreased $22.3 million to $39.8 million in the quarter ended August 31, 2001 from $62.1 million in the quarter ended August 31, 2000. This decrease was primarily the result of the decrease in product sales volume as described above. The Company's gross profit decreased by $5.3 million to $5.4 million in the quarter ended August 31, 2001 from $10.7 million in the quarter ended August 31, 2000. This decrease was a result of the Company paying significantly higher costs for inventory both to vendors and PC Connection under a credit and supply agreement with PC Connection that was terminated on September 4, 2001. Pursuant to the credit and supply agreement, a subsidiary of PC Connection granted the Company up to $3.0 million in working capital loans. In addition, the subsidiary provided the Company with up to $5.0 million of inventory at PC Connection's cost plus 5% on seven day credit.

  As a percentage of net sales, cost of sales increased to 88.0% from 85.3% causing the Company's gross profit to decrease to 12.0% from 14.7% in the quarters ended August 31, 2001 and August 31, 2000, respectively. The increase in the cost of sales percentage and the decrease in gross profit percentage is attributable to the reduced sales level as noted above, as well as the higher cost paid for inventory to both vendors and PC Connection.

  Cost of sales decreased by $23.8 million to $94.6 million in the six month period ended August 31, 2001 from $118.4 million in the six month period ended August 31, 2000. The Company's gross profit decreased by $5.0 million to $14.3 million in the six month period ended August 31, 2001 from $19.4 million in the six month period ended August 31, 2000. These decreases were a result of the reduced sales level and the higher cost paid for product as noted above. As a percentage of net sales, cost of sales increased to 86.8% from 85.9% causing the Company's gross profit to decrease to 13.2% from 14.1% in the six months ended August 31, 2001 and August 31, 2000, respectively. The increase in the cost of sales percentage and the decrease in gross profit percentage is attributable to the reduced sales levels and higher inventory costs as noted above.

OPERATING EXPENSES

  Operating expenses consist of sales and marketing expenses, general and administrative expenses, technology and development expenses, amortization of good will, impairment of goodwill and restructuring expenses. These are further described as follows:

  SALES AND MARKETING. Sales and marketing expense consists primarily of three components:

  Direct Selling Expenses.   These expenses consist primarily of shipping
expense, contract warehouse fulfillment expense and bank and credit card fees. The Company classified the costs related to shipping in and out as well as its warehouse operations as sales and marketing costs. Shipping and handling costs were $3.3 million and $8.7 million for the three and six months ended August 31, 2001 and $5.4 million and $10.6 million for the three and six months ended August 31, 2000.

  Advertising and Promotional Costs.   These costs consist of both on-line and
off-line advertising. These costs also consist of expenses related to building the Company's brand, increasing customer awareness and driving traffic to the Company's Web site. The types of expenses incurred include fees paid to affiliates to refer customers to the Company's Web site, costs to design and send personalized direct marketing e-mail campaigns, as well as the maintenance of e-mail customer lists.

  Sales, Marketing and Customer Service Personnel Costs. These costs include the salaries and benefits paid to personnel and the incidental expenses incurred during the course of conducting their business. The Company does not allocate any material amount of common expenses to Sales and Marketing.

  Sales and marketing expenses decreased by $4.1 million to $7.5 million in the quarter ended August 31, 2001 from $11.6 million in the quarter ended August 31, 2000. As a percentage of net sales, sales and marketing expense increased to 16.5% in the quarter ended August 31, 2001 from 15.9% in the quarter ended August 31, 2000. Sales and marketing expenses decreased by $3.7 million to $18.8 million in the six month period ended August 31, 2001 from $22.5 million in the six month period ended August 31, 2000. As a percentage of net sales, sales and marketing expense increased to 17.2% in the six months ended August 31, 2000 from 16.3% in the six months ended August 31, 2000. The decreases in absolute dollars in both periods were primarily the result of the Company's wide restructuring efforts that were initiated in April 2001.

  GENERAL AND ADMINISTRATIVE. General and administrative expense includes administrative, finance, purchasing and business development personnel and related costs, depreciation of furniture, office equipment and leasehold improvements, general office expenses, as well as professional fees. General and administrative expense decreased by $0.6 million to $2.5 million in the quarter ended August 31, 2001 from $3.1 million in the quarter ended August 31, 2000.
As a percentage of net sales, general and administrative expense increased to 5.6% in the quarter ended August 31, 2001 from 4.3% in the quarter ended August 31, 2000. General and administrative expense increased by $0.5 million to $6.4 million in the six month period ended August 31, 2001 from $5.9 million in the six month period ended August 31, 2000. As a percentage of net sales, general and administrative expense increased to 4.8% in the six months ended August 31, 2001 from 4.3% in the six months ended August 31, 2000. The dollar decrease in general and administrative expense for the three month period ended August 31, 2001 was due to the Company-wide restructuring efforts that were commenced during April 2001 and carried into the quarter ending August 31, 2001.
The dollar increase in general and administrative expense for the six month period ended August 31, 2001 was due to an increase in bad debt expense offset by expense reductions related to the Company-wide restructuring.

  TECHNOLOGY AND DEVELOPMENT.    Technology and development expense includes
depreciation of hardware and software, systems personnel and related costs, software support, communications expenditures, maintenance on technology development and Web site hosting. Technology and development expense increased by $0.4 million to $3.4 million in the quarter ended August 31, 2001 from $3.0 million in the quarter ended August 31, 2000. As a percentage of net sales, technology and development expense increased to 7.5% in the quarter ended August 31, 2001 from 4.2% in the quarter ended August 31, 2000. Technology and development expense increased by $1.1 million to $7.0 million in the six month period ended August 31, 2001 from $5.9 million in the six month period ended August 31, 2000. As a percentage of net sales, technology and development expense increased to 6.5% in the six months ended August 31, 2001 from 4.3% in the six months ended August 31, 2000. The dollar increases in technology and development expense are attributable to increased depreciation, maintainance cost and systems costs on hardware and software. The percentage increase resulted from higher infrastructure and depreciation costs than in the prior period. In accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and EITF 00-10 "Web site Development Costs," the Company capitalized development related to technology activities of approximately $0.7 million in the quarter ended August 31, 2001.


  AMORTIZATION OF GOOD WILL AND IMPAIRMENT OF GOOD WILL. Amortization of goodwill consists of amortization incurred in connection with the Company's September 8, 2000 acquisition of CMPExpress.com. Goodwill arising from business purchase combinations is reviewed for impairment whenever events or circumstances indicate that its carrying value may not be recoverable. The Company acquired CMPExpress.com for the purpose of enhancing the Company's business-to-business customer base by adding medium to large businesses. Sales to business customers were made with standard collection terms of 30 days, resulting in an increasingly negative impact on the Company's working capital as revenue in this business sector grew. In April 2001, in light of the need for additional liquidity, the Company announced a restructuring of its business. As a result of the restructuring, the Company eliminated its CMPExpress.com business. The Company concluded that the goodwill recorded in connection with the acquisition of CMPExpress.com on September 8, 2000 no longer had future value. Accordingly, the Company recorded an impairment charge of $14.9 million for the unamortized goodwill balance as of the date of the restructuring announcement. The Company also recorded $285,000 for the amortization of goodwill for the period from March 1, 2001 through the date of the restructuring announcement.


  RESTRUCTURING CHARGES. On April 13, 2001, as a result of recurring losses from operations and the Company's inability to secure satisfactory terms for working capital financing or to raise additional equity, the Company implemented a restructuring plan that included the closure of facilities in Tom's River, New Jersey and Bethel, Connecticut, termination of 110 employees, lease terminations, severance payments and other related costs. The Company has also reduced its marketing, Web site development, technology and operating infrastructure development budgets. The Company has refocused its core business on only the business-to-consumer sector. The refocus included the elimination of the CMPExpress (business-to-business) business, termination of all CMPExpress employees and the discontinuance of offering product sales to business customers under the Company's former 30-day credit policy. Accordingly, the Company recorded a goodwill impairment charge of $14.9 million and a restructuring charge of $2.3 million during the quarter ended May 31, 2001. During the quarter ended August 31, 2001, as a result of the negotiation of a lease settlement, the Company reversed $0.8 million of the previously recorded restructuring charge.


OTHER INCOME (EXPENSE), NET

  Other income, net consists of interest income the Company earned on short-term investments and overnight investments of the Company's cash balances in money market accounts, offset by interest expense primarily attributable to lease financing agreements. Other income (expense), net decreased by $569,000 to $(28,000) in the quarter ended August 31, 2001 from $541,000 in the quarter ended August 31, 2000. Other income (expense), net decreased by $1,087,000 to $91,000 in the six month period ended August 31, 2001 from $1,178,000 in the six month period ended August 31, 2000. These changes were primarily a result of lower cash balances during the three and six month periods, respectively.

MINORITY INTEREST

   Minority interest consists of the Company's partner's share (Tweeter Home Entertainment Group, Inc.) of the net income of Tweeter@Outpost.com, LLC. The minority interest equaled $82,000 and $254,000 in the three and six month periods ended August 31, 2001, respectively, which is a result of profitable operations by the joint venture.

NET LOSS

  As a result of the foregoing factors, the Company incurred a net loss of $7.3 million and $34.8 million in the three and six month periods ended August 31, 2001, respectively, compared to a net loss of $6.7 million and $14.0 million in the three and six month periods ended August 31, 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

   At August 31, 2001, the Company's total cash and short term investment balance was $551,000 compared to $22.0 million at February 28, 2001. As of September 30, 2001, the Company's total cash and cash equivalents balance was $1.6 million.

CASH INFLOWS AND OUTFLOWS

  During the six months ended August 31, 2001, the net decrease in cash and cash equivalents was $21.4 million. Details of the cash inflows and outflows are as follows:

  OPERATING ACTIVITIES:   The Company used $23.9 million in cash to fund
operations during the six months ended August 31, 2001. During this period, the Company's principal operating cash requirements were the funding of its net loss of $34.8 million, decreases in accounts payable of $24.3 million and accrued expenses of $4.0 million offset primarily by a net decrease in accounts receivable of $11.8 million, decreases in inventories of $10.4 million and the impairment of goodwill of $14.9 million.

  INVESTING ACTIVITIES: The Company used $2.0 million in cash from investing activities during the six months ended August 31, 2001 which consists of purchases of property and equipment of $1.4 million and a distribution to our joint venture partner for $600,000.

  FINANCING ACTIVITIES:   The Company generated $4.5 million in cash from
financing activities during the six months ended August 31, 2001. Financing activities included borrowing $4.8 million under the PC Connection lines of credit, offset in part by repayment of capital lease obligations in the amount of $388,000.

CASH, CASH EQUIVALENTS AND COMMITMENTS

  As of August 31, 2001, the Company had $551,000 in cash and cash equivalents compared to $22.0 million at February 28, 2001 and the Company's material capital commitments consisted of $697,000 in obligations outstanding under capital leases. This cash balance combined with the working capital loans from Fry's Electronics (See Note 9 to the Financial Statements included elsewhere in this Form 10-Q), is expected to last until the merger with Fry's Electronics is completed. However, because several of the conditions to closing the merger are beyond the Company's control, there can be no assurance that the merger will be completed. If the merger agreement is terminated prior to completion of the merger, the Company will need to obtain additional financing or complete another sale or merger transaction in order to continue as a going concern.

  On April 23, 2001, the Company received notice from the Nasdaq Stock Market, Inc. that its common stock had failed to maintain the required minimum closing bid price of $1.00 per share for a period of 30 consecutive trading days. As a result, Nasdaq provided the Company 90 calendar days, or until July 19, 2001, to regain compliance with this requirement or be delisted from trading. In order to regain compliance, the closing bid price of the common stock must stay above $1.00 for 10 consecutive trading days. In a letter dated July 23, 2001, Nasdaq informed the Company that due to its inability to regain compliance with the bid price requirement, the Company's common stock would be delisted from the Nasdaq National Market at the opening of business on July 31, 2001. By letter dated July 26, 2001, the Company requested a hearing before Nasdaq with respect to its continued listing on the Nasdaq National Market. The Company's request for a hearing stayed the delisting of its common stock pending the outcome of the hearing. On September 6, 2001, the Company participated in a hearing before representatives of Nasdaq. The Company is currently awaiting its decision. On September 22, 2001, Nasdaq announced that it would not continue any enforcement proceedings with respect to the failure of a company to comply with the minimum closing bid price requirement until January 2, 2002. Accordingly, the Company does not expect Nasdaq to take any action with respect to delisting the Company's common stock until such time.

  If the Company's common stock were to be delisted from the Nasdaq National Market, trading in the Company's common stock would decrease substantially, or cease altogether, the market price of the Company's common stock may decline further, potentially to zero, and the Company's stockholders may lose some or all of their investment. Furthermore, delisting of the Company's common stock from the Nasdaq National Market would inhibit, if not preclude, the Company's ability to raise additional working capital on acceptable terms, if at all.

  The Company is currently delinquent in paying incurred trade and other debt with vendors and business partners. The Company offered interim payments of 24% of the amounts owed as of April 20, 2001. The Company agreed to make these interim payments in six weekly payments of 4% each beginning on April 20, 2001 and continuing each successive Friday thereafter until May 25, 2001. As of May 30, 2001 the Company had made five of the 4% payments, but did not make the payment that was due on May 25, 2001. In connection with the Fry's Electronics merger, the Company entered into forbearance and deferral agreements with several of its major vendors and business partners. Pursuant to the forbearance and deferral agreements, these vendors and business partners agreed to forbear from exercising their rights and remedies to collect past due balances owed to them by the Company and to defer the repayment of the past due balances in accordance with the terms of the forbearance and deferral agreements. Trade vendors and business partners who have not entered into forbearance and deferral agreements with the Company shall be treated as general unsecured creditors of the Company upon the closing of the Fry's Electronics merger. In addition, the Company has used approximately $4.0 million of the $13.0 million loaned to the Company by Fry's Electronics pursuant to the secured promissory note and collateral assignment and security agreement for letters of credit to allow the Company to purchase inventory from select vendors.


FORWARD-LOOKING STATEMENTS

  This report may contain forward-looking statements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described or implied in such forward-looking statements. These statements address or may address the following subjects: the Company's ability to consummate the merger with Fry's Electronics; the uncertainty of the Company's ability to continue as a going concern; the possibility of the delisting of the Company's common stock from the Nasdaq National Market; the Company's belief that operating expenses will increase; the Company's expectation of continued losses and negative cash flows from operations for the near term; and the sufficiency of the Company's cash and cash equivalents. The Company cautions investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, the uncertainty of the Company's ability to close the merger with Fry's Electronics; the uncertainty of the Company's ability to continue as a going concern; the effect that the Company's current financial condition will have on the willingness of customers to purchase products from Outpost.com; and the effect that the Company's current financial condition may have on its relationships with vendors and suppliers and their willingness and ability to supply the Company with inventory. For further information, refer to the more specific factors and uncertainties discussed throughout this report.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

  (a)  Exhibits


       The following exhibits are filed herewith:

       Exhibit No.                              Title
       -----------    ---------------------------------------------------------

          10.1 Forbearance Agreement, dated as of August 28, 2001, by and between Berkshire Industrial Corporation and Cyberian Outpost, Inc.


  (b)  Reports on Form 8-K.

          The Company filed four Current Reports on Form 8-K during the quarter ended August 31, 2001.

          The first Form 8-K, filed on June 4, 2001, reported that the Company had entered into a Merger Agreement, dated as of May 29, 2001, with PC Connection, Inc.

          The second Form 8-K, filed on July 17, 2001, reported the Company's unaudited financial results for the quarter ended May 31, 2001.

          The third Form 8-K, filed on July 30, 2001, reported that the Company had received a Nasdaq Staff Determination on July 23, 2001 indicating the Company's failure to comply with Nasdaq's $1.00 minimum bid price requirement (Marketplace Rule 4450(a)(5)) for continued listing of the Company's common stock on the Nasdaq National Market, and that the Company's securities were, therefore, subject to delisting from The Nasdaq National Market. The Company also reported that it had requested a hearing before a Nasdaq Listing Qualifications panel to review the Staff Determination and that the Company's common stock would continue to trade on The Nasdaq National Market pending the outcome of the hearing.

          The fourth Form 8-K, filed on August 24, 2001, reported that PC Connection would not waive the net worth condition in the Merger Agreement, dated as of May 29, 2001, between PC Connection and the Company and that the Company's failure to meet this net worth condition would mean that the merger between PC Connection and the Company would not be consummated.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   October 15, 2001

                                  CYBERIAN OUTPOST, INC.



                                  By:  /s/ Darryl Peck
                                       ---------------
                                     Darryl Peck
                                     President and CEO

                                     /s/  Michael T. Dylag
                                     ---------------------
                                     V.P. Finance and Administration
                                     (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit No.                                  Title
-----------          ----------------------------------------------------------
   10.1              Forbearance Agreement, dated as of August 28, 2001, by and between Berkshire Industrial Corporation and Cyberian
                     Outpost, Inc.